Form 10-Q
period 2017-06-30
FFBW, Inc.
filed 2017-09-27
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-218736

FFBW, Inc.

(Exact name of registrant as specified in its charter)

Federal	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1360 South Moorland Road Brookfield, Wisconsin	53005
(Address of Principal Executive Offices)	(Zip Code)

(262) 542-4448

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 27, 2017.

FFBW, Inc.

Form 10-Q

EXPLANATORY NOTE

FFBW, Inc., a federal corporation in formation (the “Company” or the “Registrant”), is being formed to serve as the mid-tier holding company for First Federal Bank of Wisconsin (the “Bank”) upon completion of the Bank’s mutual holding company reorganization. As of June 30, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to the Bank.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the Bank’s audited financial statements as of and for the years ended December 31, 2016 and 2015 contained in the Company’s definitive prospectus dated August 14, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 23, 2017.

Part I. – Financial Information

Item 1.	Financial Statements

First Federal Bank of Wisconsin

Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

(In Thousands)

	June 30,	December 31,
Assets	2017	2016

Cash and cash equivalents	$5,779	$6,911
Available for sale securities, stated at fair value	46,081	48,613
Loans held for sale	131	592
Loans, net of allowance for loan and lease losses of $1,519 and $1,478	166,329	166,974
Premises and equipment, net	7,618	7,610
Foreclosed assets	770	667
FHLB stock, at cost	514	1,347
Accrued interest receivable	716	760
Cash value of life insurance	6,458	6,352
Other assets	1,754	1,729

TOTAL ASSETS	$236,150	$241,555

	June 30,	December 31,
Liabilities and Equity	2017	2016

Deposits	$184,954	$184,639
Advance payments by borrowers for taxes and insurance	696	33
FHLB advances	14,763	21,277
Accrued interest payable	323	29
Other liabilities	1,091	1,579
Total liabilities	201,827	207,557

Retained earnings	34,315	34,123
Accumulated other comprehensive income (loss)	8	(125)
Total Equity	34,323	33,998

TOTAL LIABILITIES AND EQUITY	$236,150	$241,555

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statements of Income

Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$1,903	$1,952	$3,756	$3,941
Securities
Taxable	212	220	453	445
Tax-exempt	44	72	79	146
Other	8	10	12	17

Total interest and dividend income	2,167	2,254	4,300	4,549

Interest Expense:
Interest-bearing deposits	329	342	648	675
Borrowed funds	60	69	118	141

Total interest expense	389	411	766	816

Net interest income	1,778	1,843	3,534	3,733
Provision for loan losses	52	22	103	33

Net interest income after provision for loan losses	1,726	1,821	3,431	3,700

Noninterest income:
Service charges and other fees	65	60	124	115
Net gain on sale of loans	47	43	133	82
Net gain on sale of securities	22	-	22	6
Increase in cash surrender value of insurance	50	50	100	100
Other noninterest income	12	-	16	1

Total noninterest income	196	153	395	304

Noninterest expense:
Salaries and employee benefits	1,027	957	2,039	1,916
Occupancy and equipment	260	243	546	502
Data processing	145	175	301	345
Foreclosed assets, net	19	9	27	9
Professional fees	120	99	230	186
Other	219	227	468	475

Total noninterest expense	1,790	1,710	3,611	3,433

Income before income taxes	132	264	215	571
Provision for income taxes	21	67	23	115

Net income	$111	$197	$192	$456

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statement of Comprehensive Income

For the Six Months Ended March 31, 2017 and 2016, (Unaudited)

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$111	$197	$192	$456
Other comprehensive income:
Unrealized holding gains arising during the period	110	326	227	669
Reclassification adjustment for gains realized in net income	(22)	-	(22)	(6)
Other comprehensive income before tax effect	88	326	205	663
Tax effect of other comprehensive income items	(31)	(192)	(72)	(246)
Other comprehensive income, net of tax	57	134	133	417
Comprehensive income	$168	$331	$325	$873

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statement of Changes in Equity

For the Six Months Ended June 30, 2017 and 2016, (Unaudited)

(Dollars in Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	$33,952	$230	$34,182
Net income	456	-	456
Other comprehensive income	-	417	417
Balance at June 30, 2016	$34,408	$647	$35,055

Balance at January 1, 2017	$34,123	$(125)	$33,998
Net income	192	-	192
Other comprehensive income	-	133	133
Balance at June 30, 2017	$34,315	$8	$34,323

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	For the six months ended June 30,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$192	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	33
Depreciation	249	237
Accretion of loan portfolio discount and deposit premium	(198)	(263)
Net amortization on securities available for sale	272	239
Gain on sale of securities	(22)	(6)
Increase in cash surrender value of life insurance	(100)	(100)
Accretion of discount on FHLB advances	(14)	(14)
Changes in operating assets and liabilities:
Accrued interest receivable	44	14
Loans held for sale	461	(706)
Other assets	(97)	193
Accrued interest payable	294	305
Other liabilities	(488)	1,644
Net cash provided by operating activities	696	2,032

Cash flows from investing activities:
Proceeds from sales of available for sale securities	5,906	583
Maturities, calls, paydowns on available for sale securities	3,538	4,565
Purchases of available for sale securities	(6,957)	(3,508)
Net decrease in loans	188	1,327
Purchases of premises and equipment	(280)	(24)
Proceeds from redemption of FHLB stock	833	-
Proceeds from sale of equipment	23	4
Purchase of life insurance	(6)	-
Proceeds from sale of foreclosed assets	457	-
Net cash provided by investing activities	3,702	2,947

Cash flows from financing activities:
Net increase in deposits	307	1,125
Net increase in advance payments by borrowers for taxes and insurance	663	400
Net decrease in FHLB open line of credit	(5,000)	(500)
Repayments of FHLB advances	(6,500)	(1,000)
Proceeds from FHLB advances	5,000	2,500
Net cash provided (used) in financing activities	(5,530)	2,525
Net increase (decrease) in cash and cash equivalents	(1,132)	7,504
Cash and cash equivalents at beginning	6,911	3,093
Cash and cash equivalents at end	$5,779	$10,597

Supplemental Cash Flow Disclosures:
Cash paid for interest	$473	$511
Cash paid for income taxes	-	-
Loans transferred to foreclosed assets	560	666

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Form 10-Q

Notes to Financial Statements (Unaudited – Dollars in Thousands)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of First Federal Bank of Wisconsin (the “Bank”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2016 included in the Form S-1 of FFBW, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Note 2 – Recent Accounting Pronouncements

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the Company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In June 2016, FASB issued ASU No. 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently assessing the impact of adopting ASU 2016-13 on its financial statements.

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard makes a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This standard is effective for financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations, except that the Bank will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In August 2015, FASB issued ASU No. 2015-14 Revenue from Contracts with Customer (Topic 606), Deferral of the Effective Date. The amendment defers the effective date of ASU No. 2014-09 by one year. Adoption of ASU No. 2014-09 and ASU 2015-14 is not expected to have a material impact on the financial statements, but significant disclosures to the Notes thereto will be required.

Note 3 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Obligations of the US government and US government sponsored agencies	$3,107	$35	$-	$3,142
Obligations of states and political subdivisions	12,409	145	(66)	12,488
Mortgage-backed securities	22,930	44	(211)	22,763
Certificates of deposit	3,000	23	(3)	3,020
Corporate debt securities	4,622	47	(1)	4,668
Total available for sale securities	$46,068	$294	$(281)	$46,081

December 31, 2016
Obligations of the US government and US government sponsored agencies	$3,885	$36	$(2)	$3,919
Obligations of states and political subdivisions	15,606	104	(148)	15,562
Mortgage-backed securities	23,155	39	(302)	22,892
Certificates of deposit	1,000	17	(3)	1,014
Corporate debt securities	5,159	76	(9)	5,226
Total available for sale securities	$48,805	$272	$(464)	$48,613

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

The following table presents the portion of the Bank's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of states and political subdivisions	$3,368	$(66)	$-	$-	$3,368	$(66)
Mortgage-backed securities	15,421	(198)	1,045	(13)	16,466	(211)
Certificates of deposit	247	(3)	-	-	247	(3)
Corporate debt securities	-	-	249	(1)	249	(1)
Total	$19,036	$(267)	$1,294	$(14)	$20,330	$(281)

December 31, 2016
Obligations of the US government and US government sponsored agencies	$733	$(1)	$179	$(1)	$912	$(2)
Obligations of states and political subdivisions	7,087	(148)	-	-	7,087	(148)
Mortgage-backed securities	15,370	(278)	1,365	(24)	16,735	(302)
Certificates of deposit	247	(3)	-	-	247	(3)
Corporate debt securities	1,590	(8)	249	(1)	1,839	(9)
Total	$25,027	$(438)	$1,793	$(26)	$26,820	$(464)

The Bank held 51 securities with aggregate depreciation of approximately 1.4% from the Bank’s amortized cost basis at June 30, 2017 and 66 securities with aggregate depreciation of approximately 2% from the Bank’s amortized cost basis at December 31, 2016. It is the opinion of management that the unrealized losses are a result of fluctuations in prevailing interest rates and a decrease in market liquidity and not an impairment in the credit quality of the investment. In addition, the Bank does not have the intent to sell the securities, and it is more likely than not that it will not be required to sell the securities before the recovery of the losses. Based on this information, management believes the unrealized losses are temporary in nature.

The amortized cost and fair value of held to maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$912	$916
Due after one year through 5 years	9,375	9,461
Due after 5 years through 10 years	5,153	5,220
Due after 10 years	7,698	7,721

Subtotal	$23,138	$23,318
Mortgage-backed securities	22,930	22,763

Total	$46,068	$46,081

Proceeds from sales of securities available for sale during the six months ended June 30, 2017 and the year ended December 31, 2016 were $5,906 and $9,484, respectively. Gross realized gains, during the six months ended June 30, 2017 the year ended December 31, 2016 on these sales amounted to $83 and $132, respectively. Gross realized losses on these sales were $61 and $4, during the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

No securities were pledged at June 30, 2017 or December 31, 2016.

Note 4 – Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally are generally reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Management regularly evaluates the allowance for loan losses using the Bank’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Major classifications of loans are as follows:

		December 31,
	June 30, 2017	2016

Commercial
Development	$2,300	$2,526
Real estate	47,087	42,276
Commercial and industrial	8,535	7,617
Residential real estate and consumer
1-4 family owner-occupied	47,508	50,284
1-4 family investor-owned	33,435	34,633
Multifamily	31,196	31,905
Consumer	1,980	1,582
Subtotal	$172,041	$170,823
Deferred loan fees	$(81)	$(88)
Loans in process	(4,112)	(2,283)
Allowance for loan losses	(1,519)	(1,478)
Net Loans	$166,329	$166,974

Analysis of the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at March 31, 2017	$468	$1,010	$1,478
Provision for loan losses	37	15	52
Loans charged off	-	(11)	(11)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2017	$505	$1,014	$1,519

Balance at March 31, 2016	$567	$995	$1,562
Provision for loan losses	7	15	22
Loans charged off	-	(37)	(37)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2016	$574	$973	$1,547

Six Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2016	$348	$1,130	$1,478
Provision for loan losses	157	(54)	103
Loans charged off	-	(97)	(97)
Recoveries of loans previously charged off	-	35	35
Balance at June 30, 2017	$505	$1,014	$1,519

Balance at December 31, 2015	497	1,054	1,551
Provision for loan losses	77	(44)	33
Loans charged off	-	(37)	(37)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2016	574	973	1,547

	Commercial	Residential real estate and consumer	Totals
Allowance for loan losses at June 30, 2017:
Individually evaluated for impairment	-	99	$99
Collectively evaluated for impairment	505	915	1,420
Total allowance for loan losses	$505	$1,014	$1,519

Allowance for loan losses at December 31, 2016:
Individually evaluated for impairment	-	-	$-
Collectively evaluated for impairment	348	1,130	1,478
Total allowance for loan losses	$348	$1,130	$1,478

Analysis for loans evaluated for impairment as of June 30, 2017 and December 31, 2016, follows:

Loans at June 30, 2017:	Commercial	Residential real estate and consumer	Totals
Individually evaluated for impairment	$207	$3,479	$3,686
Collectively evaluated for impairment	57,715	110,640	168,355
Total loans	$57,922	$114,119	$172,041

Loans at December 31, 2016:
Individually evaluated for impairment	$141	$5,038	$5,179
Collectively evaluated for impairment	52,278	113,366	165,644
Total loans	$52,419	$118,404	$170,823

As of June 30, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with an allowance for loan losses:
Residential real estate and consumer
1-4 family owner-occupied	$305	$290	$1	$276	$-
1-4 family investor-owned	979	979	98	1,339	22
Total	$1,284	$1,269	$99	$1,615	$22
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$213	$207	$-	$208	$-
Residential real estate and consumer
1-4 family owner-occupied	1,683	1,587	-	1,572	-
1-4 family investor-owned	717	623	-	666	3
Total	$2,613	$2,417	$-	$2,446	$3

As of December 31, 2016	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Real estate	$14	$14	$-	$14	$1
Commercial and industrial	129	127	-	135	-
Residential real estate and consumer
1-4 family owner-occupied	2,363	2,104	-	2,310	20
1-4 family investor-owned	2,707	2,466	-	2,592	73
Multifamily	513	468	-	483	10
Total	$5,726	$5,179	$-	$5,534	$104

No additional funds are committed to be advanced in connection with impaired loans.

The Bank regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

Commercial loans are generally evaluated using the following internally prepared ratings:

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

“Special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2017 and December 31, 2016, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2017
Development	$2,300	$-	$-	$-	$2,300
Real estate	46,884	203	-	-	47,087
Commercial and industrial	7,776	638	121	-	8,535
1-4 family investor-owned	31,058	1,877	415	85	33,435
Multifamily	30,957	239	-	-	31,196
Totals	$118,975	$2,957	$536	$85	$122,553
December 31, 2016
Development	$2,526	$-	$-	$-	$2,526
Real estate	42,042	234	-	-	42,276
Commercial and industrial	6,895	595	127	-	7,617
1-4 family investor-owned	31,114	2,709	720	90	34,633
Multifamily	31,442	220	243	-	31,905
Totals	$114,019	$3,758	$1,090	$90	$118,957

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2017 and December 31, 2016, follows:

	Performing	Non-performing	Totals
June 30, 2017
1-4 family owner-occupied	46,237	1,271	47,508
Consumer	1,980	-	1,980
	$48,217	$1,271	$49,488
December 31, 2016
1-4 family owner-occupied	48,180	2,104	50,284
Consumer	1,582	-	1,582
	$49,762	$2,104	$51,866

Loan aging information as of June 30, 2017, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
June 30, 2017	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$2,300	$-	$-	$2,300	$-
Real estate	46,940	147	-	47,087	-
Commercial and industrial	8,182	353	-	8,535	-
Residential real estate and consumer
1-4 family owner-occupied	47,508	-	-	47,508	1,271
1-4 family investor-owned	32,935	85	415	33,435	500
Multifamily	31,196	-	-	31,196	-
Consumer	1,980	-	-	1,980	-
Total	$171,041	$585	$415	$172,041	$1,771

Loan aging information as of December 31, 2016, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2016	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$2,526	$-	$-	$2,526	$-
Real estate	42,276	-	-	42,276	-
Commercial and industrial	7,563	54	-	7,617	126
Residential real estate and consumer
1-4 family owner-occupied	48,134	1,743	407	50,284	1,698
1-4 family investor-owned	33,896	170	567	34,633	827
Multifamily	31,905	-	-	31,905	248
Consumer	1,580	2	-	1,582	-
Total	$167,880	$1,969	$974	$170,823	$2,899

There were no loans past due ninety days or more and still accruing interest as of June 30, 2017 and December 31, 2016.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of June 30, 2017, there was new troubled debt restructurings totaling $88 on two one-to-four family residential real estate loans that had balances totaling $88 pre-modification.

Three troubled debt restructurings totaling $419 defaulted within 12 months of their modification date during the six months ended June 30, 2017 consisting of 1-4 family investor-owned properties.

Note 5 – Regulatory Capital Ratios

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2016 and as of June 30, 2017, that the Bank meets all applicable capital adequacy requirements.

As of June 30, 2017 and December 31, 2016, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2017 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

						To Be Well Capitalized
	Actual		For Capital Adequacy Purposes			Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2017
Common Equity Tier 1 capital (to risk-weighted assets)	$34,226	21.10%	$	> 7,298	> 4.50%	$	> 10,542	> 6.50%
Tier 1 capital (to risk-weighted assets)	34,226	21.10%		> 9,731	> 6.00		> 12,975	> 8.00
Total capital (to risk-weighted assets)	35,745	22.04%		>12,975	> 8.00		> 16,218	> 10.00
Tier 1 capital (to average assets)	34,226	14.52%		> 9,429	> 4.00		> 11,786	> 5.00

December 31, 2016
Common Equity Tier 1 capital (to risk-weighted assets)	$34,052	20.87%	$	> 7,344	> 4.50%	$	> 10,608	> 6.50%
Tier 1 capital (to risk-weighted assets)	34,052	20.87%		> 9,792	> 6.00		> 13,056	> 8.00
Total capital (to risk-weighted assets)	35,530	21.77%		> 13,056	> 8.00		> 16,320	> 10.00
Tier 1 capital (to average assets)	34,052	13.93%		> 9,778	> 4.00		> 12,222	> 5.00

Note 6 – Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level 1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 - Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Bank’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset within the fair value hierarchy.

Available for sale securities – Available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2017
Assets - Available for sale securities	46,081	-	46,081	-

December 31, 2016
Assets - Available for sale securities	48,613	-	48,613	-

Loans - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. Independent appraisals are obtained that utilize one or more valuation methodologies - typically they will incorporate a comparable sales approach and an income approach. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recent appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.

Foreclosed assets - Real estate acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2017
Assets
Impaired loans	$1,170	$-	$-	$1,170
Foreclosed assets	770	-	-	770
As of December 31, 2016
Assets
Foreclosed assets	667	-	-	667

Loans with a carrying amount of $1,269 were considered impaired and were written down to their estimated fair value of $1,170 as of June 30, 2017. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $99 during the six months ended June 30, 2017. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Foreclosed assets with a carrying amount of $770 and $667 were determined to be at their fair value as of June 30, 2017 and December 31, 2016, respectively.

The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents - Fair value approximates the carrying value.

Loans held for sale - Fair value is based on commitments on hand from investors or prevailing market prices.

Loans - Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

FHLB stock - Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Accrued interest receivable and payable - Fair value approximates the carrying value.

Cash value of life insurance - Fair value is based on reported values of the assets.

Deposits and advance payments by borrowers for taxes and insurance - Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

FHLB advances - Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of these borrowings.

Off-balance-sheet instruments - Fair value is based on quoted market prices of similar financial instruments where available. If a quoted market price is not available, fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparty’s credit standing. Since the estimated fair value of off-balance-sheet instruments is not material, no amounts are presented in the following schedule.

The carrying value and estimated fair value of financial instruments at June 30, 2017 and December 31, 2016 follow:

	June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	5,779	5,779
Available for sale securities	46,081		46,081
Loans held for sale	131		131
Loans	166,329			167,463
Accrued interest receivable	716	716
Cash value of life insurance	6,458			6,458
FHLB stock	514			514

Financial liabilities:
Deposits	184,954	106,933		77,492
Advance payments by borrowers for taxes and insurance	696	696
FHLB advances	14,763			14,700
Accrued interest payable	323	323

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and other cash equivalents	6,912	6,912
Available for sale securities	48,614		48,614
Loans held for sale	592		592
Loans	166,974			167,628
Accrued interest receivable	760	760
Cash value of life insurance	6,352			6,352
FHLB stock	1,347			1,347

Financial liabilities:
Deposits	184,639	100,142		83,907
Advance payments by borrowers for taxes and insurance	33	33
FHLB advances	21,277			21,139
Accrued interest payable	29	29

Limitations - The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Note 7 – Plan of Reorganization

On June 14, 2017, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan is subject to the approval of the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership.  The Bank will convert to a stock savings bank and issue all of its outstanding stock to the Company.  Pursuant to the Plan, the Company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation.  The stock will be priced at $10.00 per share.  In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which will subscribe for up to 3.92% of the common stock of the Company to be outstanding upon the completion of the reorganization and stock issuance.  The Company will be organized as a corporation under the laws of the United States and will offer 45% of its common stock to be outstanding to the Bank’s eligible members, the ESOP and certain other persons, including shares contributed to a charitable foundation being established and funded by the Bank in connection with mutual holding company reorganization. FFBW, MHC will be organized as a mutual holding company under the laws of the United States and will own 55% of the Company’s common stock to be outstanding upon completion of the reorganization and stock issuance.

The cost of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering.

Note 8 – Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2017 but prior to the release of these financial statements. The following events are considered significant: As a result of the Plan, the Company has received $33,948,000 in orders and will issue $29,596,250. The cost of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. Additionally, the former branch office located in downtown Waukesha was donated to a local not-for-profit, La Casa de Esperanza, in July 2017, resulting in an expense of approximately 283,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Prospectus dated August 14, 2017, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 23, 2017.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets decreased $5.4 million, or 2.2%, to $236.2 million at June 30, 2017 from $241.6 million at December 31, 2016. The decrease resulted primarily from decreases in available for sale securities of $2.5 million, in net loans of $645,000, in FHLB stock of $833,000 and in cash and cash equivalents of $1.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million, or 16.4%, to $5.8 million at June 30, 2017 from $6.9 million at December 31, 2016. The decrease resulted primarily from normal fluctuations and seasonal deposit outflow.

Net Loans.  Net loans decreased $645,000, or 0.39%, to $166.3 million at June 30, 2017 from $167.0 million at December 31, 2016. The decrease resulted from decreases of $2.8 million, or 5.5%, in one-to-four family owner-occupied loans, $1.2 million, or 3.5%, in one-to four-family investor-owned loans, offset in part by an increase of $4.8 million, or 11.4%, in commercial real estate loans. Additionally, loans-in-process increased $1.8 million, or 80.1%.

In 2015, we restructured our residential lending underwriting operations in order to increase the amount of conforming loans that we originate and sell to the secondary market. As a result of this restructuring, during the quarter ended June 30, 2017, we sold $2.3 million of loans, all of which were one- to four-family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $2.5 million, or 5.2%, to $46.1 million at June 30, 2017 from $48.6 million at December 31, 2016.

FHLB stock. The FHLB repurchased $833,000 of its stock during the first six months of 2017, reducing the balance 61.8% from $1.3 million to $514,000.

Deposits.  Deposits increased $978,000, or 0.53%, to $185.7 million at June 30, 2017 from $184.6 million at December 31, 2016. Noninterest-bearing checking accounts increased $6.9 million, or 54.1%, to $19.6 million as of June 30, 2017 compared to $12.7 million as of December 31, 2016. Interest-bearing checking accounts decreased $5.9 million, or 74.3%, to $2.0 million at June 30, 2017 from $7.9 million at December 31, 2016. Additionally, money market accounts increased $4.0 million, or 6.8%, to $62.5 million at June 30, 2017, compared to $58.5 million at December 31, 2016, while savings accounts and escrow increased $2.5 million to $12.1 million at June 30, 2017, compared to $9.6 million at December 31, 2016. The change in balances between categories was due in large part to a consolidation and restructuring of deposit accounts in March 2017. During the six months ended June 30, 2017 we continued to allow the run-off of higher-priced certificates of deposit which we acquired from our merger with Bay View Federal, which resulted in a decrease of $6.5 million, or 7.7%, in certificates of deposit, to $78.0 million as of June 30, 2017 from $84.5 million as of December 31, 2016.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $14.8 million at June 30, 2017 compared to $21.3 million at December 31, 2016. The aggregate cost of outstanding advances from the FHLB was 1.23% at June 30, 2017, compared to the Bank’s cost of deposits of 0.72% at that date.

Other liabilities. Other liabilities decreased $193,000, or 12.0%, to $1.4 million at June 30, 2017 from $1.6 million at December 31, 2016.

Total Equity.  Total equity increased $324,000, 1.0%, to $34.3 million at June 30, 2017 from $34.0 million at December 31, 2016. The increase resulted from net income of $192,000 for the six months ended June 30, 2017 and the net change in the value of the available for sale securities during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General.  We had net income of $111,000 for the three months ended June 30, 2017, compared to net income of $197,000 for the three months ended June 30, 2016, a decrease of $86,000, or 43.7%. The decrease in net income was the net effect of a decrease in net interest income of $65,000, or 3.5%, an increase of $30,000, or 136.4%, in provision for loan losses and an increase of $80,000, or 4.7%, in noninterest expense, offset in part by an increase of $43,000, or 28.1%, in noninterest income.

Interest and dividend income. Interest and dividend income decreased $87,000, or 3.9%, to $2.2 million for the three months ended June 30, 2017 from $2.3 million for the three months ended June 30, 2016. The decrease was primarily attributable to a $49,000 decrease in interest on loans resulting from a decrease of $6.3 million in the average balance of loans quarter to quarter, as well as a $32,000 decrease in interest on available for sale securities, due to a decrease in the average balance of available for sale securities of $2.1 million period to period.

Interest Expense. Interest expense decreased $22,000, or 5.4%, to $389,000 for the three months ended June 30, 2017, from $411,000 for the three months ended June 30, 2016. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $10,000, or 14.3%, to $60,000 during the three months ended June 30, 2017 from $70,000 during the three months ended June 30, 2016, as the average balance of borrowings decreased $4.3 million to $19.8 million for the 2017 quarter from $24.1 million for the 2016 quarter, although the cost of borrowings increased five basis points to 1.21% for the quarter ended June 30, 2017 from 1.16% for the quarter ended June 30, 2016.  Interest expense on interest-bearing deposits decreased $12,000 quarter to quarter. The average cost of our interest-bearing deposits increased three basis points to 0.81% from 0.78% while the average balance of interest-bearing deposits decreased by $11.1 million, or 6.4%, during the same period.

Net Interest Income.  Net interest income decreased $65,000, or 3.5%, to $1.8 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016. Average net interest-earning assets increased $6.4 million to $31.3 million for the 2017 quarter from $24.9 million for the 2016 quarter. The increase in average net earning assets was due primarily to an increase in noninterest-bearing deposits. Our net interest rate spread decreased to 3.20% for the three months ended June 30, 2017 from 3.22% for the three months ended June 30, 2016, and our net interest margin increased to 3.33% for the 2017 quarter from 3.31% for the 2016 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $52,000 for the three months ended June 30, 2017, compared to a $22,000 provision for the three months ended June 30, 2016. Beginning in 2016, our new executive management conducted a thorough credit administration and loan underwriting analysis which resulted in enhanced loan policies, including updated loan modification and foreclosed assets policies. The implementation of these policies provided us with better information about our assets and allowed us to more quickly identify problem assets and assess the costs required to extend, modify, and hold troubled loans and real estate. In addition, our board of directors and management determined that an expedited approach to resolving certain problem assets was warranted and determined to sell certain assets and loans, accepting current losses, rather than incur the time and expense of carrying and managing these assets. The increase in the provision for loan losses in the 2017 quarter compared to the 2016 quarter resulted from the afore-mentioned analyses. The allowance for loan losses was $1.5 million, or 0.88% of total loans, at June 30, 2017, compared to $1.5 million, or 0.90% of total loans, at June 30, 2016. Classified (substandard, doubtful and loss) loans decreased to $1.8 million at June 30, 2017 from $3.3 million at June 30, 2016. Total nonperforming loans decreased to $1.8 million at June 30, 2017 from $3.1 million at June 30, 2016. Net charge-offs for the three months ended June 30, 2017 were $11,000, compared to $38,000 for the prior year period. At June 30, 2017, $0.9 million, or 51.9%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $43,000, or 28.1%, to $196,000 for the three months ended June 30, 2017 from $153,000 for the three months ended June 30, 2016. The increase resulted primarily from a gain on sale of securities of $23,000, as well as other income of $12,000 consisting of rental income from our Brookfield branch office and a repossessed property.

Noninterest Expense.  Noninterest expense increased $80,000, or 4.7%, to $1.8 million for the three months ended June 30, 2017 from $1.7 million for the three months ended June 30, 2016. The increase was due primarily to an increase of $69,000, or 7.3%, in salaries and employee benefits, to $1.0 million for the three months ended June 30, 2017 from $957,000 for the three months ended June 30, 2016. The increase resulted from an increase in full-time equivalent employees during 2016 as well as normal salary increases. Additionally, occupancy and equipment increased $16,000, or 6.7%, due to increased building maintenance. Professional services increased $21,000 during the 2017 quarter as a result of consulting expenses incurred to enhance information security. These increases were offset in part by a decrease of $29,000, or 16.8%, in data processing expense, resulting from the renegotiated contract with the core processor.

Upon consummation of the reorganization and stock offering, we expect our noninterest expense to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense.  We recorded an income tax expense of $21,000 for the three months ended June 30, 2017 compared to an income tax expense of $67,000 for the three months ended June 30, 2016, a decrease of $46,000, or 68.7%. The decrease reflected a decrease of $132,000 in income before income taxes to $132,000 for the 2017 quarter from $264,000 for the 2016 quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General.  We had net income of $192,000 for the six months ended June 30, 2017, compared to net income of $456,000 for the six months ended June 30, 2016, a decrease of $264,000, or 57.9%. The decrease in net income was the net effect of a decrease in net interest income of $199,000, or 5.3%, an increase of $70,000, or 212.1%, in provision for loan losses and an increase of $178,000 in noninterest expense, offset in part by an increase of $91,000, or 29.9%, in noninterest income.

Interest and dividend income. Interest and dividend income decreased $249,000, or 5.5%, to $4.3 million for the six months ended June 30, 2017 from $4.5 million for the six months ended June 30, 2016. The decrease was primarily attributable to a $185,000 decrease in interest on loans resulting from a decrease of $7.1 million in the average balance of loans period to period, as well as a $55,000 decrease in interest on available for sale securities, due to a decrease in the average balance of available for sale securities of $2.0 million period to period.

Interest Expense. Interest expense decreased $50,000, or 6.1%, to $766,000 for the six months ended June 30, 2017, from $816,000 for the six months ended June 30, 2016. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $24,000, or 16.9%, to $118,000 during the six months ended June 30, 2017 from $142,000 during the six months ended June 30, 2016, as the average balance of borrowings decreased $4.9 million to $19.0 million for the 2017 period from $23.9 million for the 2016 period, although the cost of borrowings increased five basis points to 1.24% for the 2017 period from 1.19% for the 2016 period.  Interest expense on interest-bearing deposits decreased $26,000 period to period. The average cost of our interest-bearing deposits increased one basis point to 0.78% from 0.77%, while the average balance of interest-bearing deposits decreased by $8.6 million, or 4.9%, during the same period.

Net Interest Income.  Net interest income decreased $199,000, or 5.3%, to $3.5 million for the six months ended June 30, 2017 from $3.7 million for the six months ended June 30, 2016. Average net interest-earning assets increased $3.8 million to $28.6 million for the 2017 period from $24.8 million for the 2016 period. The increase in net interest-earning assets was due primarily to a shift from interest-bearing deposits to noninterest-bearing deposits as well as a decrease in borrowings. Our net interest rate spread decreased to 3.21% for the six months ended June 30, 2017 from 3.26% for the six months ended June 30, 2016, and our net interest margin decreased to 3.32% for the 2017 period from 3.35% for the 2016 period.

Provision for Loan Losses.  We recorded a provision for loan losses of $103,000 for the six months ended June 30, 2017, compared to a $33,000 provision for the six months ended June 30, 2016. Beginning in 2016, our new executive management conducted a thorough credit administration and loan underwriting analysis which resulted in enhanced loan policies, including updated loan modification and foreclosed assets policies. The implementation of these policies provided us with better information about our assets and allowed us to more quickly identify problem assets and assess the costs required to extend, modify, and hold troubled loans and real estate. In addition, our board of directors and management determined that an expedited approach to resolving certain problem assets was warranted and determined to sell certain assets and loans, accepting current losses, rather than incur the time and expense of carrying and managing these assets. The increase in the provision for loan losses in the 2017 period compared to the 2016 period resulted from the increase in charge-offs year to year, resulting from the afore-mentioned analyses. The allowance for loan losses was $1.5 million, or 0.88% of total loans, at June 30, 2017, compared to $1.5 million, or 0.90% of total loans, at June 30, 2016. Classified (substandard, doubtful and loss) loans decreased to $1.8 million at June 30, 2017 from $3.3 million at June 30, 2016. Total nonperforming loans decreased to $1.8 million at June 30, 2017 from $3.1 million at June 30, 2016. Net charge-offs for the six months ended June 30, 2017 were $62,000, compared to $38,000 for the prior year period. At June 30, 2017, $0.9 million, or 51.9%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $91,000, or 29.9%, to $395,000 for the six months ended June 30, 2017 from $304,000 for the six months ended June 30, 2016. The increase was due to increased gains on the sale of loans of $51,000, an increase in the gain on sale of securities of $17,000, an increase in other income of $14,000 consisting of rental income from a real estate owned property, and an increase in fee income of $9,000.

Noninterest Expense.  Noninterest expense increased $178,000, or 5.2%, to $3.6 million for the six months ended June 30, 2017 from $3.4 million for the six months ended June 30, 2016. The increase was due primarily to an increase of $123,000, or 6.4%, in salaries and employee benefits, to $2.0 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. The increase resulted from an increase in full-time equivalent employees during 2016 as well as normal salary increases. Additionally, occupancy and equipment increased $43,000, or 8.6%, due to increased building maintenance. Professional services increased $44,000 during the 2017 period as a result of consulting expenses incurred to enhance information security. Expenses for foreclosed assets increased $18,000, or 207.1%, to $27,000 in 2017 from $9,000 in the 2016 period. These increases were offset in part by a decrease of $44,000, or 12.7%, in data processing expense, resulting from the renegotiated contract with the core processor.

Upon consummation of the reorganization and stock offering, we expect non-interest expense to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense.  We recorded an income tax expense of $23,000 for the six months ended June 30, 2017 compared to an income tax expense of $115,000 for the six months ended June 30, 2016, a decrease of $92,000 or 80.0%. The decrease was the result of a decrease of $356,000 in income before income taxes to $215,000 for the 2017 period from $571,000 for the 2016 period.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At June 30, 2017, we had $14.8 million outstanding in advances from the FHLB-Chicago. At June 30, 2017, due to the FHLB-Chicago’s repurchase of its stock, we had no available additional FHLB-Chicago advances.

Additionally, at June 30, 2017 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at June 30, 2017.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and available for sale investment securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $696,000 and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $3.7 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively, respectively. Net cash provided (used) in financing activities, consisting of activity in deposit accounts and FHLB advances, was ($5.5 million) and $2.5 million for the six months ended June 30, 2017 and 2016, respectively, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to change our mix of deposits to become less reliant on certificates of deposit, we anticipate that we will continue to allow a significant portion of higher-costing certificates of deposit to run off at maturity. We also anticipate continued use of FHLB-Chicago advances as well as continuing to utilize non-core funding sources, such as the Certificate of Depository Registry Service (CDARS), as needed, to fund future loan growth and our operations.

At June 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $34.2 million, or 14.5% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; and total risk-based capital of $35.7 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.2 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, INC.

Date: September 27, 2017	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: September 27, 2017	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer

