Form 10-Q
period 2017-09-30
FFBW, Inc.
filed 2017-11-08
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-38239

FFBW, Inc.

(Exact name of registrant as specified in its charter)

Federal	82-3027075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1360 South Moorland Road
Brookfield, Wisconsin	53005
(Address of Principal Executive Offices)	(Zip Code)

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

6,612,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 8, 2017.

FFBW, Inc.

Form 10-Q

EXPLANATORY NOTE

FFBW, Inc., a federal corporation (the “Company” or the “Registrant”), was formed to serve as the mid-tier holding company for First Federal Bank of Wisconsin (the “Bank”) upon completion of the Bank’s mutual holding company reorganization. The mutual holding company reorganization was consummated on October 10, 2017. However, as of September 30, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to the Bank.

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

First Federal Bank of Wisconsin

Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

(In Thousands)

	September 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$2,075	$6,911
Fed funds sold	30,104	-
Cash and cash equivalents	32,179	6,911
Available for sale securities, stated at fair value	43,371	48,613
Loans held for sale	72	592
Loans, net of allowance for loan and lease losses of $1,583 and $1,478	177,392	166,974
Premises and equipment, net	7,276	7,610
Foreclosed assets	-	667
FHLB stock, at cost	614	1,347
Accrued interest receivable	770	760
Cash value of life insurance	6,511	6,352
Other assets	2,109	1,729

TOTAL ASSETS	$270,294	$241,555

	September 30,	December 31,
	2017	2016
Liabilities and Equity

Deposits	$213,098	$184,639
Advance payments by borrowers for taxes and insurance	1,187	33
FHLB advances	19,757	21,277
Accrued interest payable	478	29
Other liabilities	1,396	1,579
Total liabilities	$235,916	$207,557

Retained earnings	$34,354	$34,123
Accumulated other comprehensive income (loss)	24	(125)
Total equity	$34,378	$33,998

TOTAL LIABILITIES AND EQUITY	$270,294	$241,555

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statements of Income

Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$1,981	$1,920	$5,736	$5,861
Securities
Taxable	220	211	673	656
Tax-exempt	36	58	115	204
Other	16	7	29	24
Total interest and dividend income	2,253	2,196	6,553	6,745
Interest Expense:
Interest-bearing deposits	349	352	998	1,027
Borrowed funds	65	70	183	211
Total interest expense	414	422	1,181	1,238
Net interest income	1,839	1,774	5,372	5,507
Provision for loan losses	63	324	166	357
Net interest income after provision for loan losses	1,776	1,450	5,206	5,150
Noninterest income:
Service charges and other fees	80	60	204	175
Net gain on sale of loans	81	84	214	167
Net gain (loss) on sale of securities	(2)	123	20	129
Increase in cash surrender value of insurance	49	45	149	145
Other noninterest income	24	3	40	4
Total noninterest income	232	315	627	620
Noninterest expense:
Salaries and employee benefits	945	1,048	2,984	2,964
Occupancy and equipment	269	252	815	755
Data processing	145	185	446	530
Foreclosed assets, net	(5)	12	22	21
Professional fees	112	75	341	261
Other	528	263	996	738
Total noninterest expense	1,994	1,835	5,604	5,269
Income before income taxes	14	(70)	229	501
Provision (credit) for income taxes	(25)	(52)	(2)	63
Net income (loss)	$39	$(18)	$231	$438

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statement of Comprehensive Income

Three and Nine Months Ended September 31, 2017 and 2016, (Unaudited)

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$39	$(18)	$231	$438
Other comprehensive income:
Unrealized holding gains arising during the period	23	419	249	497
Reclassification adjustment for gains realized in net income	2	(123)	(20)	(129)
Other comprehensive income before tax effect	25	296	229	368
Tax effect of other comprehensive income items	(9)	(104)	(80)	(144)
Other comprehensive income, net of tax	16	192	149	224
Comprehensive income	$55	$174	$380	$662

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statement of Changes in Equity

For the Nine Months Ended September 30, 2017 and 2016, (Unaudited)

(Dollars in Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	$33,952	$230	$34,182
Net income	438	-	438
Other comprehensive income	-	224	224
Balance at September 30, 2016	34,390	454	34,844

Balance at January 1, 2017	34,123	(125)	33,998
Net income	231	-	231
Other comprehensive income	-	149	149
Balance at September 30, 2017 (unaudited)	$34,354	$24	$34,378

The accompanying notes are an integral part of these financial statements.

First Federal Bank of Wisconsin

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	For the nine months ended September 30,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$231	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166	357
Depreciation	366	347
Accretion of loan portfolio discount and deposit premium	(256)	(374)
Net amortization (accretion) on available for sale securities available for sale	402	373
Gain on sale of available for sale securities	(20)	(129)
Increase in cash surrender value of life insurance	(149)	(145)
Accretion of discount on FHLB advances	(20)	(20)
Changes in operating assets and liabilities:
Accrued interest receivable	(10)	14
Loans held for sale	520	(1,742)
Other assets	(461)	124
Accrued interest payable	449	481
Other liabilities	(183)	414
Net cash provided by operating activities	1,035	138

Cash flows from investing activities:
Proceeds from sales of available for sale securities	6,856	9,479
Maturities, calls, paydowns on available for sale securities	6,195	7,170
Purchases of available for sale securities	(7,961)	(14,837)
Net (increase) decrease in loans	(10,876)	3,571
Purchases of premises and equipment	(280)	(93)
Proceds from redemption of FHLB stock	733	-
Proceeds from sale of equipment	248	-
Purchase of life insurance	(10)	-
Proceeds from sale of foreclosed assets	1,227	-
Net cash (used) provided by investing activities	(3,868)	5,290

Cash flows from financing activities:
Net increase in deposits	28,447	1,252
Net increase in advance payments by borrowers for taxes and insurance	1,154	648
Net increase (decrease) in FHLB open line of credit	-	(3,500)
Repayments of FHLB advances	(6,500)	(1,000)
Proceeds from FHLB advances	5,000	2,500
Net cash (used) provided in financing activities	28,101	(100)
Net increase (decrease) in cash and cash equivalents	25,268	5,328
Cash and cash equivalents at beginning	6,911	3,093
Cash and cash equivalents at end	$32,179	$8,421

Supplemental Cash Flow Disclosures:
Cash paid for interest	$733	$757
Cash paid for income taxes	-	-
Loans transferred to foreclosed assets	560	746

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2016 included in the Form S-1 of FFBW, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

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

Note 3 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Obligations of the US government and US government sponsored agencies	$2,854	$28	$-	$2,882
Obligations of states and political subdivisions	11,801	133	(50)	11,884
Mortgage-backed securities	21,513	39	(183)	21,369
Certificates of deposit	3,000	23	(3)	3,020
Corporate debt securities	4,166	51	(1)	4,216
Total available for sale securities	$43,334	$274	$(237)	$43,371

December 31, 2016
Obligations of the US government and US government sponsored agencies	$3,885	$36	$(2)	$3,919
Obligations of states and political subdivisions	15,606	104	(148)	15,562
Mortgage-backed securities	23,155	39	(302)	22,892
Certificates of deposit	1,000	17	(3)	1,014
Corporate debt securities	5,159	76	(9)	5,226
Total available for sale securities	$48,805	$272	$(464)	$48,613

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

The following table presents the portion of the Bank's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Obligations of states and political subdivisions	$537	$(1)	$2,675	$(49)	$3,212	$(50)
Mortgage-backed securities	5,473	(29)	8,589	(154)	14,062	(183)
Certificates of deposit	-	-	247	(3)	247	(3)
Corporate debt securities	-	-	249	(1)	249	(1)
Total	$6,010	$(30)	$11,760	$(207)	$17,770	$(237)

December 31, 2016
Obligations of the US government and US government sponsored agencies	$733	$(1)	$179	$(1)	$912	$(2)
Obligations of states and political subdivisions	7,087	(148)	-	-	7,087	(148)
Mortgage-backed securities	15,370	(278)	1,365	(24)	16,735	(302)
Certificates of deposit	247	(3)	-	-	247	(3)
Corporate debt securities	1,590	(8)	249	(1)	1,839	(9)
Total	$25,027	$(438)	$1,793	$(26)	$26,820	$(464)

The Bank held 45 securities with aggregate depreciation of approximately 1% from the Bank’s amortized cost basis at September 30, 2017 and 66 securities with aggregate depreciation of approximately 2% from the Bank’s amortized cost basis at December 31, 2016. It is the opinion of management that the unrealized losses are a result of fluctuations in prevailing interest rates and a decrease in market liquidity and not an impairment in the credit quality of the investment. In addition, the Bank does not have the intent to sell the securities, and it is more likely than not that it will not be required to sell the securities before the recovery of the losses. Based on this information, management believes the unrealized losses are temporary in nature.

The amortized cost and fair value of held to maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$497	$498
Due after one year through 5 years	9,236	9,327
Due after 5 years through 10 years	4,654	4,714
Due after 10 years	7,434	7,463

Subtotal	$21,821	$22,002
Mortgage-backed securities	21,513	21,369

Total	$43,334	$43,371

Proceeds from sales of available for sale securities during the nine months ended September 30, 2017 and the year ended December 31, 2016 were $6,856 and $9,484, respectively. Gross realized gains, during the nine months ended September 30, 2017 and the year ended December 31, 2016 on these sales amounted to $86 and $133, respectively. Gross realized losses on these sales were $66 and $4, during the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

No securities were pledged at September 30, 2017 or December 31, 2016.

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

Major classifications of loans are as follows:

	September 30, 2017	December 31, 2016
Commercial
Development	$1,853	$2,526
Real estate	52,023	42,276
Commercial and industrial	8,908	7,617
Residential real estate and consumer
1-4 family owner-occupied	50,507	50,284
1-4 family investor-owned	33,782	34,633
Multifamily	34,444	31,905
Consumer	1,769	1,582
Subtotal	$183,286	$170,823
Deferred loan fees	$(77)	$(88)
Loans in process	(4,234)	(2,283)
Allowance for loan losses	(1,583)	(1,478)
Net Loans	$177,392	$166,974

Analysis of the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at June 30, 2017	$505	$1,014	$1,519
Provision for loan losses	87	(24)	63
Loans charged off	-	-	-
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2017	$592	$991	$1,583

Balance at June 30, 2016	$574	$973	$1,547
Provision for loan losses	31	293	324
Loans charged off	-	(250)	(250)
Recoveries of loans previously charged off	-	-	-
Balance at September 30, 2016	$605	$1,016	$1,621

Nine Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2016	$348	$1,130	$1,478
Provision for loan losses	244	(78)	166
Loans charged off	-	(97)	(97)
Recoveries of loans previously charged off	-	36	36
Balance at September 30, 2017	$592	$991	$1,583

Balance at December 31, 2015	$497	$1,054	$1,551
Provision for loan losses	108	249	357
Loans charged off	-	(287)	(287)
Recoveries of loans previously charged off	-	-	-
Balance at September 30, 2016	$605	$1,016	$1,621

	Commercial	Residential real estate and consumer	Total
Allowance for loan losses at September 30, 2017:
Individually evaluated for impairment	-	-	$-
Collectively evaluated for impairment	592	991	1,583
Total allowance for loan losses	$592	$991	$1,583

Allowance for loan losses at December 31, 2016:
Individually evaluated for impairment	-	-	$-
Collectively evaluated for impairment	348	1,130	1,478
Total allowance for loan losses	$348	$1,130	$1,478

Analysis for loans evaluated for impairment as of September 30, 2017 and December 31, 2016, follows:

September 30, 2017	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$198	$2,604	$2,802
Collectively evaluated for impairment	62,586	117,898	180,484
Total loans	$62,784	$120,502	$183,286

December 31, 2016
Loans:
Individually evaluated for impairment	$141	$5,038	$5,179
Collectively evaluated for impairment	52,278	113,366	165,644
Total loans	$52,419	$118,404	$170,823

As of September 30, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$204	$198	$-	$207	$-
Residential real estate and consumer
1-4 family owner-occupied	1,868	1,746	-	1,760	-
1-4 family investor-owned	932	858	-	1,556	21

Total	$3,004	$2,802	$-	$3,523	$21

As of December 31, 2016	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Real estate	$14	$14	$-	$14	$1
Commercial and industrial	129	127	-	135	-
Residential real estate and consumer
1-4 family owner-occupied	2,363	2,104	-	2,310	20
1-4 family investor-owned	2,707	2,466	-	2,592	73
Multifamily	513	468	-	483	10

Total	$5,726	$5,179	$-	$5,534	$104

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2017 and September 30, 2016, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2017
Development	$1,853	$-	$-	$-	$1,853
Real estate	50,718	1,305	-	-	52,023
Commercial and industrial	8,179	613	116	-	8,908
1-4 family investor-owned	32,311	1,235	153	83	33,782
Multifamily	34,444	-	-	-	34,444
Totals	$127,505	$3,153	$269	$83	$131,010
December 31, 2016
Development	$2,526	$-	$-	$-	$2,526
Real estate	42,042	234	-	-	42,276
Commercial and industrial	6,895	595	127	-	7,617
1-4 family investor-owned	31,114	2,709	720	90	34,633
Multifamily	31,442	220	243	-	31,905
Totals	$114,019	$3,758	$1,090	$90	$118,957

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2017 and December 31, 2016, follows:

	Performing	Non-performing	Totals
September 30, 2017
1-4 family owner-occupied	49,284	1,223	50,507
Consumer	1,769	-	1,769
	$51,053	$1,223	$52,348
December 31, 2016
1-4 family owner-occupied	48,180	2,104	50,284
Consumer	1,582	-	1,582
	$49,762	$2,104	$51,866

Loan aging information as of September 30, 2017, follows:

September 30, 2017		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Development	$1,853	$-	$-	$1,853	$-
Real estate	52,023	-	-	52,023	-
Commercial and industrial	8,648	145	115	8,908	115
Residential real estate and consumer
1-4 family owner-occupied	48,329	1,826	352	50,507	1,223
1-4 family investor-owned	33,385	160	237	33,782	237
Multifamily	34,444	-	-	34,444	-
Consumer	1,769	-	-	1,769	-
Total	$180,451	$2,131	$704	$183,286	$1,575

Loan aging information as of December 31, 2016, follows:

December 31, 2016		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$2,526	$-	$-	$2,526	$-
Real estate	42,276	-	-	42,276	-
Commercial and industrial	7,563	54	-	7,617	126
Residential real estate and consumer
1-4 family owner-occupied	48,134	1,743	407	50,284	1,698
1-4 family investor-owned	33,896	170	567	34,633	827
Multifamily	31,905	-	-	31,905	248
Consumer	1,580	2	-	1,582	-
Total	$167,880	$1,969	$974	$170,823	$2,899

There were no loans past due ninety days or more and still accruing interest as of September 30, 2017 and December 31, 2016.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of September 30, 2017, there was new troubled debt restructurings totaling $88 on two one-to-four family residential real estate loans that had balances totaling $88 pre-modification.

Three troubled debt restructurings totaling $419 defaulted within 12 months of their modification date during the nine months ended September 30, 2017 consisting of 1-4 family investor-owned properties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2016 and as of September 30, 2017, that the Bank meets all applicable capital adequacy requirements.

As of September 30, 2017, and December 31, 2016, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2017 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

						To Be Well Capitalized
			For Capital Adequacy			Under Prompt
	Actual		Purposes			Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2017
Common Equity Tier 1 capital (to risk-weighted assets)	$34,268	18.52%	$	> 8,326	> 4.50%	$	> 12,027	> 6.50%
Tier 1 capital (to risk-weighted assets)	34,268	18.52%		>11,102	> 6.00		> 14,802	> 8.00
Total capital (to risk-weighted assets)	35,851	19.38%		>14,802	> 8.00		> 18,503	> 10.00
Tier 1 capital (to average assets)	34,268	14.28%		> 9,596	> 4.00		> 11,995	> 5.00

December 31, 2016
Common Equity Tier 1 capital (to risk-weighted assets)	$34,052	20.87%	$	> 7,344	> 4.50%	$	> 10,608	> 6.50%
Tier 1 capital (to risk-weighted assets)	34,052	20.87%		> 9,792	> 6.00		> 13,056	> 8.00
Total capital (to risk-weighted assets)	35,530	21.77%		>13,056	> 8.00		> 16,320	> 10.00
Tier 1 capital (to average assets)	34,052	13.93%		> 9,778	> 4.00		> 12,222	> 5.00

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

Some assets and liabilities, such as available for sale securities, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2017
Assets - Available for sale securities	43,371	-	43,371	-

December 31, 2016
Assets - Available for sale securities	48,613	-	48,613	-

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

Foreclosed Assets – Real estate acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2016
Assets
Foreclosed assets	667	-	-	667

Foreclosed assets with a carrying amount of $667 were determined to be at their fair value as of December 31, 2016.

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

The carrying value and estimated fair value of financial instruments at September 30, 2017 and December 31, 2016 follow:

	September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	32,179	32,179
Available for sale securities	43,371		43,371
Loans held for sale	72		72
Loans	177,392			178,551
Accrued interest receivable	770	770
Cash value of life insurance	6,511			6,511
FHLB stock	614			614

Financial liabilities:
Deposits	213,098	137,507		75,140
Advance payments by borrowers for taxes and insurance	1,187	1,187
FHLB advances	19,757			19,700
Accrued interest payable	478	478

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	6,912	6,912
Available for sale securities	48,614		48,614
Loans held for sale	592		592
Loans	166,974			167,628
Accrued interest receivable	760	760
Cash value of life insurance	6,352			6,352
FHLB stock	1,347			1,347

Financial liabilities:
Deposits	184,639	100,142		83,907
Advance payments by borrowers for taxes and insurance	33	33
FHLB advances	21,277			21,139
Accrued interest payable	29	29

Limitations – The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value of other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Note 7 – Subsequent Events

On June 14, 2017, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, on October 10, 2017 the Bank converted to a stock savings bank and is now organized in the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance.  FFBW, Inc. is organized as a corporation under the laws of the United States.  FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of FFBW, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  As of September 30, 2017, reorganization costs of $573,000 had been recognized.

On October 13, 2017, the Bank sold and leased back two of its office buildings. The Bay View building was sold for $700,000, resulting in a net loss of approximately $8,000. The Racine Avenue building was sold for $1.2 million, resulting in a gain of approximately $59,000. In conjunction with the sales, the Bank entered into ten-year leases, with annual rent of $49,200 and $87,600 for Bay View and Racine Avenue, respectively.

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2017 and through the date of November 7, 2017. Based on the results of this review, no additional subsequent events disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets increased $28.7 million, or 11.9%, to $270.3 million at September 30, 2017 from $241.6 million at December 31, 2016. The increase resulted primarily from subscription funds received in the stock offering of $29.0 million.

Cash and due from banks. Cash and due from banks decreased $4.8 million, or 70.0%, to $2.1 million at September 30, 2017 from $6.9 million at December 31, 2016. The decrease resulted primarily from moving the excess liquidity into a Fed Funds account.

Fed funds sold. Fed funds sold increased $30.1 million at September 30, 2017, primarily as a result of the subscriptions received in the stock offering.

Net Loans.  Net loans increased $10.4 million, or 6.2%, to $177.4 million at September 30, 2017 from $167.0 million at December 31, 2016. The increase resulted from increases in commercial real estate loans of $9.7 million, or 23.1%, and multifamily loans of $2.5 million, or 8.0%.

During the quarter ended September 30, 2017, we sold $4.3 million of one- to four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $5.2 million, or 10.8%, to $43.4 million at September 30, 2017 from $48.6 million at December 31, 2016. This was a result of normal portfolio calls and maturities.

FHLB stock. The FHLB repurchased $733,000 of its stock during the first nine months of 2017, reducing the balance 54.4% from $1.3 million to $614,000.

Deposits.  Deposits increased $28.5 million, or 15.4%, to $213.1 million at September 30, 2017 from $184.6 million at December 31, 2016. Noninterest-bearing checking accounts increased $37.2 million, or 293.3%, to $49.9 million as of September 30, 2017 compared to $12.7 million as of December 31, 2016, primarily due to the subscription funds received for the stock offering. Interest-bearing checking accounts decreased $4.6 million, or 58.5%, to $3.3 million at September 30, 2017 from $7.9 million at December 31, 2016. Additionally, money market accounts decreased $1.0 million, or 1.6%, to $57.5 million at September 30, 2017, compared to $58.5 million at December 31, 2016, while savings accounts increased $5.8 million to $15.4 million at September 30, 2017, compared to $9.6 million at December 31, 2016. Certificates of deposit decreased $8.9 million, or 10.5% from $84.5 million as of December 31, 2016 to $75.6 million as of September 30, 2017. Health savings accounts remained consistent at $11.4 million.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $19.8 million at September 30, 2017 compared to $21.3 million at December 31, 2016. The aggregate cost of outstanding advances from the FHLB was 1.72% at September 30, 2017, compared to the Bank’s cost of deposits of 0.72% at that date.

Other liabilities. Other liabilities decreased $183,000, or 11.6%, to $1.4 million at September 30, 2017 from $1.6 million at December 31, 2016.

Total Equity.  Total equity increased $380,000, 1.1%, to $34.4 million at September 30, 2017 from $34.0 million at December 31, 2016. The increase resulted from net income of $231,000 for the nine months ended September 30, 2017 and the net change in the value of the available for sale securities during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General.  We had net income of $39,000 for the three months ended September 30, 2017, compared to a net loss of $18,000 for the three months ended September 30, 2016, an improvement of $57,000, or 316.7%. The increase in net income was the net effect of an increase in net interest income of $65,000, or 3.7%, and a decrease of $261,000, or 80.6%, in provision for loan losses, offset in part by an increase of $159,000, or 8.7%, in noninterest expense and a decrease of $83,000, or 26.3% in noninterest income.

Interest and dividend income. Interest and dividend income increased $57,000, or 2.6%, to $2.3 million for the three months ended September 30, 2017 from $2.2 million for the three months ended September 30, 2016. The increase was primarily attributable to a $61,000 increase in interest on loans resulting from an increase of $1.8 million in the average balance of loans quarter to quarter, partially offset by a $13,000 decrease in interest on available for sale securities, due to a decrease in the average balance of available for sale securities of $2.6 million period to period.

 Interest Expense. Interest expense decreased $8,000, or 1.9%, to $414,000 for the three months ended September 30, 2017, from $422,000 for the three months ended September 30, 2016. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $5,000, or 7.1%, to $65,000 during the three months ended September 30, 2017 from $70,000 during the three months ended September 30, 2016, as the average balance of borrowings decreased $4.8 million to $18.3 million for the 2017 quarter from $23.0 million for the 2016 quarter, although the cost of borrowings increased twenty basis points to 1.42% for the quarter ended September 30, 2017 from 1.22% for the quarter ended September 30, 2016.  Interest expense on interest-bearing deposits decreased $3,000 quarter to quarter. The average cost of our interest-bearing deposits increased five basis points to 0.85% from 0.80% while the average balance of interest-bearing deposits decreased by $11.3 million, or 6.5%, during the same period.

Net Interest Income.  Net interest income increased $65,000, or 3.7%, to $1.8 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. Average net interest-earning assets increased $14.5 million to $37.1 million for the 2017 quarter from $22.6 million for the 2016 quarter. The increase was due primarily to the increase in loans and the movement of deposits from interest-earning to noninterest-bearing accounts. Our net interest rate spread increased to 3.20% for the three months ended September 30, 2017 from 3.13% for the three months ended September 30, 2016, and our net interest margin increased to 3.36% for the 2017 quarter from 3.21% for the 2016 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $63,000 for the three months ended September 30, 2017, compared to a $324,000 provision for the three months ended September 30, 2016. The decrease in the provision for loan losses in the 2017 quarter compared to the 2016 quarter was the result of fewer charge-offs in the current quarter due to a more current, higher rated loan portfolio. The allowance for loan losses was $1.6 million, or 0.86% of total loans, at September 30, 2017, compared to $1.6 million, or 0.94% of total loans, at September 30, 2016. Classified (substandard, doubtful and loss) loans decreased to $352,000 at September 30, 2017 from $3.6 million at September 30, 2016. Total nonperforming loans decreased to $1.6 million at September 30, 2017 from $3.2 million at September 30, 2016. Net charge-offs for the three months ended September 30, 2017 were $0, compared to $250,000 for the prior year period. At September 30, 2017, $0.9 million, or 55.3%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income decreased $83,000, or 26.3%, to $232,000 for the three months ended September 30, 2017 from $315,000 for the three months ended September 30, 2016. The decrease resulted primarily from the prior year gain on sale of securities of $123,000, offset in part by the increase in service charges and fees of $20,000 as well as other income of $21,000 consisting of rental income from our Brookfield branch office.

Noninterest Expense.  Noninterest expense increased $159,000, or 8.7%, to $2.0 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. The increase was due to the donation of our former Waukesha branch building in the amount of $283,000, offset in part by a decrease in salaries and employee benefits of $103,000, or 9.8% for the three months ended September 30, 2017 compared to September 30, 2016 as well as a reduction in data processing expenses of $40,000. Professional fees increased $37,000, or 49.3%, due in large part to outsourced consulting assistance to improve information technology infrastructure.

Income Tax Expense.  We recorded an income tax credit of $25,000 for the three months ended September 30, 2017 compared to an income tax credit of $52,000 for the three months ended September 30, 2016, an increase of $27,000, or 51.9%. The increase reflected an increase of $84,000 in income before income taxes to $14,000 for the 2017 quarter from the loss of $70,000 for the 2016 quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General.  We had net income of $231,000 for the nine months ended September 30, 2017, compared to net income of $439,000 for the nine months ended September 30, 2016, a decrease of $207,000, or 47.3%. The decrease in net income was the net effect of a decrease in net interest income of $135,000, or 2.5%, and an increase of $335,000 in noninterest expense, offset in part by a decrease of $191,000, or 53.5%, in provision for loan losses.

Interest and dividend income. Interest and dividend income decreased $192,000, or 2.8%, to $6.6 million for the nine months ended September 30, 2017 from $6.7 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a $125,000 decrease in interest on loans resulting from a decrease of $4.2 million in the average balance of loans period to period, as well as a $72,000 decrease in interest on available for sale securities, due to a decrease in the average balance of available for sale securities of $2.2 million period to period.

Interest Expense. Interest expense decreased $57,000, or 4.6%, to $1.1 million for the nine months ended September 30, 2017, from $1.2 million for the nine months ended September 30, 2016. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $28,000, or 13.3%, to $183,000 during the nine months ended September 30, 2017 from $211,000 during the nine months ended September 30, 2016, as the average balance of borrowings decreased $5.1 million to $18.7 million for the 2017 period from $23.8 million for the 2016 period, although the cost of borrowings increased thirteen basis points to 1.31% for the 2017 period from 1.18% for the 2016 period.  Interest expense on interest-bearing deposits decreased $29,000 period to period. The average cost of our interest-bearing deposits increased three basis points to 0.86% from 0.83%, while the average balance of interest-bearing deposits decreased by $10.5 million, or 6.0%, during the same period.

Net Interest Income.  Net interest income decreased $135,000, or 2.5%, to $5.4 million for the nine months ended September 30, 2017 from $5.5 million for the nine months ended September 30, 2016. Average net interest-earning assets increased $8.6 million to $33.3 million for the 2017 period from $24.7 million for the 2016 period. The increase was due primarily to the increase in loans and the movement of deposits from interest-earning to noninterest-bearing accounts. Our net interest rate spread decreased to 3.18% for the nine months ended September 30, 2017 from 3.20% for the nine months ended September 30, 2016, and our net interest margin increased to 3.31% for the 2017 period from 3.29% for the 2016 period.

Provision for Loan Losses.  We recorded a provision for loan losses of $166,000 for the nine months ended September 30, 2017, compared to a $357,000 provision for the nine months ended September 30, 2016. The decrease in the provision for loan losses in the 2017 period compared to the 2016 period was the result of fewer charge-offs in the current quarter due to a more current and higher rated loan portfolio. The allowance for loan losses was $1.6 million, or 0.86% of total loans, at September 30, 2017, compared to $1.6 million, or 0.94% of total loans, at September 30, 2016. Classified (substandard, doubtful and loss) loans decreased to $352,000 at September 30, 2017 from $3.6 million at September 30, 2016. Total nonperforming loans decreased to $1.6 million at September 30, 2017 from $3.2 million at September 30, 2016. Net charge-offs for the nine months ended September 30, 2017 were $97,000 compared to $287,000 for the prior year period. At September 30, 2017, $0.9 million, or 55.3%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $7,000, or 1.1%, to $627,000 for the nine months ended September 30, 2017 from $620,000 for the nine months ended September 30, 2016. The increase was due to an increase in service charges and other fees of $29,000, net gains on sale of loans of $47,000, other noninterest income of $36,000, offset in part by the decreased gain on sale of securities of $109,000.

Noninterest Expense.  Noninterest expense increased $335,000, or 6.4%, to $5.6 million for the nine months ended September 30, 2017 from $5.3 million for the nine months ended September 30, 2016. The increase was due primarily to an increase of $60,000, or 7.9%, in occupancy and equipment, to $815,000 for the nine months ended September 30, 2017 from $755,000 for the nine months ended September 30, 2016. The increase was due to increased building maintenance. Professional services increased $80,000 during the 2017 period as a result of consulting expenses incurred to enhance information security. Additionally, the Bank donated the former downtown Waukesha branch, resulting in an expense of $283,000 included in other noninterest expense. These increases were offset in part by a decrease of $84,000, or 15.8%, in data processing expense, resulting from the renegotiated contract with the core processor.

Upon consummation of the reorganization and stock offering, we expect non-interest expense to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense.  We recorded an income tax credit of $2,000 for the nine months ended September 30, 2017 compared to an income tax expense of $63,000 for the nine months ended September 30, 2016, a decrease of $65,000 or 103.2%. The decrease was the result of a decrease of $272,000 in income before income taxes to $229,000 for the 2017 period from $501,000 for the 2016 period.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At September 30, 2017, we had $19.8 million outstanding in advances from the FHLB-Chicago. At September 30, 2017, due to the FHLB-Chicago’s repurchase of its stock, we had no available additional FHLB-Chicago advances.

Additionally, at September 30, 2017 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at September 30, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.0 million and $138,000 for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided (used) by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was ($3.9 million) and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided (used) in financing activities, consisting of activity in deposit accounts and FHLB advances, was $28.1 million and ($100,000) for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $34.3 million, or 14.3% of adjusted total assets, which is above the well-capitalized required level of $12.0 million, or 5.0%; and total risk-based capital of $35.9 million, or 19.38% of risk-weighted assets, which is above the well-capitalized required level of $18.5 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, INC.

Date: November 8, 2017	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 8, 2017	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer

