Form 10-K
period 2017-12-31
FFBW, Inc.
filed 2018-03-29
CIK 1709017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017.
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.
Commission file number: 001-38239

FFBW, INC.
(Exact name of registrant as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	82-3027075 (I.R.S. Employer Identification Number)
1360 South Moorland Road Brookfield, Wisconsin (Address of principal executive offices)	53005 (Zip Code)
Registrant’s telephone number, including area code: (262) 542-4448

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
There was no outstanding voting common equity of the Registrant as of June 30, 2017. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on October 11, 2017 (11.53), the first date of trading in the common stock, was approximately $29.9 million.
As of March 23, 2018, there were 6,612,500 issued and outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Parts II and IV).

i

PART I
ITEM 1.
Business

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans, prospects, growth and operating strategies;

•
statements regarding the asset quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.
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

BUSINESS OF FFBW, INC.
FFBW, Inc. (the “Company”) was incorporated under federal law on October 10, 2017 as part of the mutual holding company reorganization of First Federal Bank of Wisconsin, for the purpose of becoming the savings and loan holding company of First Federal Bank of Wisconsin. Since being incorporated, other than holding the common stock of First Federal Bank of Wisconsin, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of First Federal Bank of Wisconsin, we have not engaged in any business activities to date.
The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation — Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in First Federal Bank of Wisconsin.
Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in October 2017, and any dividends we receive from First Federal Bank of Wisconsin. We neither own nor lease any property, but pay a fee to First Federal Bank of Wisconsin for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of First Federal Bank of Wisconsin who also serve as officers of FFBW. We use the support staff of First Federal Bank of Wisconsin from time to time and pay a fee to First Federal Bank of Wisconsin for the time devoted to FFBW by employees of First Federal Bank of Wisconsin. However, these persons are not separately compensated by FFBW. FFBW may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF FIRST FEDERAL BANK OF WISCONSIN
General
First Federal Bank of Wisconsin is a federally chartered stock savings bank, with its home office in Waukesha, Wisconsin, which in in Waukesha County, located in southeastern Wisconsin approximately 18 miles west of Milwaukee. First Federal Bank of Wisconsin was originally organized in 1922, and has operated continuously in the Milwaukee metropolitan area since that time. In May 2014, we merged with Bay View Federal Savings and Loan Association (“Bay View Federal”), a federal mutual saving association located in Milwaukee, Wisconsin, with approximately $135 million in assets as of the May 17, 2014 closing date of the merger. In the merger, Bay View Federal’s sole office located in the Bay View neighborhood of Milwaukee became a branch office of First Federal Bank of Wisconsin, thereby expanding our presence into Milwaukee County.
From our founding in 1922 until 2006, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. Beginning in 2006, we expanded our loan operations and began offering commercial products. Our commercial loan offerings have increased significantly in the last decade, including through our merger in 2014 with Bay View Federal.
In July 2016, we hired our current president and chief executive officer, Edward H. Schaefer, and since this time we have conducted an extensive review of our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Schaefer, we believe that we have significantly upgraded our loan operations, policies, procedures and controls. Among other areas, we have enhanced our commercial real estate and commercial and industrial lending infrastructure and have added four new loan officers, including two commercial loan officers, and expect to add additional loan officers in the future. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products in order to accommodate business customers, and thereby grow our core deposits. Also, beginning in 2015, due to the ongoing low market interest rate environment, we restructured our residential loan underwriting operations in order to increase the amount of loans that we originate which are underwritten consistent with Fannie Mae guidelines, allowing us to increase our loan sales, and thereby increase our noninterest income loan sale fees.
In recent years, we have assembled an experienced new executive management team. In addition to the 2016 hiring of Mr. Schaefer as president and chief executive officer, in 2012 we hired Nikola Schaumberg as our chief financial officer, in 2013, we hired David Rosenwald as our chief lending officer and in 2015 we hired a new compliance/internal audit officer. We believe that our new executive management team has positioned First Federal Bank of Wisconsin to achieve prudent, organic and sustained growth.
Subject to market conditions, we expect to increase our focus on originating commercial real estate and commercial and industrial loans in an effort to continue to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, health savings accounts and certificate of deposit accounts. Additionally, we have used borrowings, primarily advances from the Federal Home Loan Bank of Chicago, to fund our operations.
In October 2017, we consummated our reorganization in to a mutual holding company structure whereby First Federal Bank of Wisconsin became a stock bank and the wholly owned subsidiary of FFBW, Inc. Concurrently with this reorganization, FFBW, Inc. sold 44.6% of its stock to the general public, including the First Federal Bank of Wisconsin’s employee stock ownership plan, and issued 55.0% of its stock to FFBW, MHC, out top tier mutual holding company. Additionally, as part of the reorganization, we established a charitable foundation called FFBW Community Foundation and funded it with $250,000 in cash and 25,000 shares. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.
Our website address is www.firstfederalwisconsin.com. Information on this website should not be considered a part of this prospectus.

Market Area
We conduct our operations from our three full-service banking offices in Waukesha County, Wisconsin, which is located immediately west of Milwaukee, and our office in the Bay View neighborhood on Milwaukee’s south side. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.
Waukesha County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Waukesha County had an estimated population of 398,000 as of July 2016. The Bay View neighborhood of Milwaukee is a more urban community located in the southern portion of the city of Milwaukee.
Waukesha County is primarily a suburban community and is the second wealthiest county in Wisconsin. According to the United States Census, from 2011 through 2015:
•
the median household income in Waukesha County was $76,000 compared to a median household income for Wisconsin of  $54,000;

•
The median home value was $249,000, compared to $166,000 in Wisconsin;

•
Approximately 41.2% of the population of Waukesha County held a bachelor’s degree or higher, compared to 27.8% of Wisconsin; and

•
Approximately 4.7% of the population of Waukesha County had incomes below the poverty level, compared to 12.1% of Wisconsin.

Competition
We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.
As of June 30, 2017 (the latest date for which information is available), our market share was 1.02% of total deposits in Waukesha County, Wisconsin, making us the 22nd largest out of 37 banks in Waukesha County. Our market share was 0.12% of total deposits in Milwaukee County, Wisconsin, making us the 23rd largest out of 30 banks in Milwaukee County.
Lending Activities
Our principal lending activity is originating one- to four-family owner-occupied residential real estate loans, one- to four-family investor-owned residential real estate loans, commercial real estate loans and multifamily loans. To a lesser extent, we also originate commercial and industrial loans, commercial development loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans.
Since 2016, we have hired a new president and chief executive officer who has extensive commercial lending experience and have hired six additional loan officers, including four commercial loan officers. During this same time period, we have conducted a thorough review of, and have enhanced, our underwriting policies and procedures. We believe that these enhanced policies and procedures will further our business strategy of growing our commercial real estate and commercial and industrial loan portfolios while maintaining a strong credit and underwriting culture.

We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family owner-occupied residential real estate loans that we originate, generally on a servicing-released basis, with limited or no recourse, while retaining non-eligible jumbo fixed-rate and adjustable-rate one- to four-family owner-occupied residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of  $109,000, $592,000, $636,000, $215,000 and 0 at December 31, 2017, 2016, 2015, 2014, 2013, respectively.
	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Development	$1,498	0.8%	$2,526	1.5%	$4,340	2.5%
Real estate	53,202	29.7	42,276	24.7	42,213	24.2
Commercial and industrial	10,135	5.6	7,617	4.5	8,972	5.1
Residential real estate and consumer:
One- to four-family owner-occupied	47,448	26.5	50,284	29.4	56,086	32.1
One- to four-family investor-owned	33,658	18.8	34,633	20.3	33,353	19.1
Multifamily	31,677	17.7	31,905	18.7	26,963	15.5
Consumer	1,613	0.9	1,582	0.9	2,555	1.5
Total loans	179,231	100.0%	170,823	100.0%	174,482	100.0%
Deferred loan costs (fees)	(74)		(88)		(77)
Loans in process	(6,002)		(2,283)		(722)
Allowance for loan losses	(1,800)		(1,478)		(1,551)
Total loans, net	$171,355		$166,974		$172,132

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Development	$2,639	1.5%	$2,541	2.8%
Real estate	38,177	22.2	17,990	20.1
Commercial and industrial	7,173	4.2	6,304	7.0
Residential real estate and consumer:
One- to four-family owner-occupied	58,866	34.2	35,636	39.9
One- to four-family investor-owned	32,713	19.0	11,446	12.8
Multifamily	27,152	15.8	11,668	13.0
Consumer	5,256	3.1	3,948	4.4
Total loans	171,976	100.0%	89,533	100.0%
Deferred loan costs (fees)	(71)		—
Loans in process	(852)		(6)
Allowance for loan losses	(1,167)		(1,033)
Total loans, net	$169,886		$88,494

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.
	Commercial development	Commercial real estate	Commercial and industrial	One- to four-family owner- occupied	One- to four-family investor- owned	Multifamily	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2018	$390	$3,878	$4,275	$10,274	$2,891	$2,309	$654	$24,671
2019	457	6,946	1,911	2,369	1,550	6,001	79	19,313
2020	526	17,822	1,065	274	8,952	5,849	39	34,527
2021 to 2022	125	12,752	2,503	787	6,006	8,186	189	30,548
2023 to 2027	—	4,746	381	1,531	1,594	4,574	640	13,466
2028 to 2032	—	369	—	3,949	1,211	443	1	5,973
2033 and beyond	—	6,689	—	28,264	11,454	4,315	11	50,733
Total	$1,498	$53,202	$10,135	$47,448	$33,658	$31,677	$1,613	$179,231

The following table sets forth the fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.
	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Commercial:
Development	$733	$375	$1,108
Real estate	34,581	14,743	49,324
Commercial and industrial	5,574	285	5,860
Residential real estate and consumer:
One- to four-family owner-occupied	13,457	23,717	37,174
One- to four-family investor-owned	20,027	10,740	30,767
Multifamily	24,492	4,876	29,368
Consumer	237	722	959
Total	$99,102	$55,458	$154,560

One- to Four-Family Owner-Occupied Residential Real Estate Lending.   At December 31, 2017, we had $47.4 million of loans secured by one- to four-family owner-occupied residential real estate, representing 26.5% of our total loan portfolio. In addition, at December 31, 2017, we had $109,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2017, 49.7% of our one- to four-family owner-occupied residential real estate loans were fixed-rate loans, and 50.3% of such loans were adjustable-rate loans.
Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2017 was generally $424,100 for single-family homes in our market area. We typically sell, servicing-released, our conforming and eligible jumbo fixed-rate one- to four-family owner-occupied residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2017, we had $14.5 million in jumbo loans, which represented 31.1% of our one- to four-family owner-occupied residential real estate loans. Our average loan size for jumbo loans was $605,000 at December 31, 2017. Virtually all of our one- to four-family residential real estate loans are secured by properties located in Waukesha County or Milwaukee County, Wisconsin.
We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 85% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 100%.
Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the LIBOR rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one- to four-family residential real estate loans.
Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).
Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of First Federal Bank of Wisconsin. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.
One- to Four-Family Investor-Owned Residential Real Estate Lending.   At December 31, 2017, we had $33.7 million of loans secured by one- to four-family investor-owned residential real estate, representing 18.8% of our total loan portfolio. As part of the credit administration and loan underwriting analysis that our management team conducted in 2016, we now originate primarily adjustable-rate one- to four-family investor-owned residential real estate loans and these loans are underwritten pursuant to our commercial lending underwriting criteria. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.
In recent years we have experienced losses in one- to -four-family investor-owned residential real estate loans. Although we believe that our enhanced credit underwriting and loan administration policies and procedures should address many of the risks that resulted in these losses, we intend to continue to make these loans and we believe that there is a greater credit risk inherent in investor-owned residential properties than in owner-occupied one- to four-family residential real estate loans since, similar to commercial real estate and multifamily loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of investor-owned properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.
Multifamily Residential Real Estate Loans.   At December 31, 2017, multifamily residential real estate loans were $31.7 million, or 17.7%, of our total loan portfolio. Our multifamily residential real estate loans are generally secured by properties consisting of five or more rental units in our market area. In addition to originating these loans, we also purchase and participate in multifamily residential real estate loans from other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans.
We originate a variety of adjustable-rate multifamily residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.
In underwriting multifamily residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 1.15x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multi-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.
If we foreclose on a multifamily real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
At December 31, 2017, our largest multifamily residential real estate loan had an outstanding balance of  $3.9 million and was secured by an apartment complex. At December 31, 2017, this loan was performing in accordance with its repayment terms.
Commercial Real Estate Lending.   Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2017, we had $53.2 million in commercial real estate loans, representing 29.7% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in southeastern Wisconsin
Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.
At December 31, 2017, the average loan size of our outstanding commercial real estate loans was $561,000, and the largest balance of such loans was a $4.1 million loan secured by an assisted living facility. This loan was performing in accordance with its repayment terms at December 31, 2017.
We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan.

When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.15x. All commercial real estate loans of  $250,000 or more are appraised by outside independent appraisers.
Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.
Commercial real estate loans entail greater credit risks compared to one- to four-family owner-occupied residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.
Commercial and industrial lending.   At December 31, 2017, we had $10.1 million of commercial and industrial loans, representing 5.6% of our total loan portfolio. We originate commercial and industrial loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of  $250,000 to $3.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Chicago rate. We generally obtain personal guarantees with commercial and industrial loans.
At December 31, 2017, the average loan size of our outstanding commercial and industrial loans was $151,000, and our largest outstanding commercial and industrial loan balance was a $1.6 million loan to a graphics company. This loan was performing in accordance with its repayment terms at December 31, 2017.
We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one- to four-family residential real estate loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.
Commercial Development Loans.   At December 31, 2017, we had $1.5 million, or 0.8% of our total loan portfolio, in commercial development loans. Our commercial development loans may be made for the construction and development of both one- to four-family residential real estate and commercial real estate projects. Our commercial development loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial development loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans, and have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is 65% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements. Before making a commitment to fund a construction loan, First Federal

Bank of Wisconsin requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Each property is inspected before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2017, the unadvanced portion of total commercial development loans totaled $6.2 million. At December 31, 2017, our largest commercial development loan had a balance of  $313,000 and was secured by a dental office under construction and was performing in accordance with its repayment terms.
Commercial development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a commercial development loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Commercial development loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
Consumer Lending.   To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2017, our consumer loan portfolio totaled $1.6 million, or 0.9% of our total loan portfolio. At December 31, 2017, we had no unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Most of our loan originations are generated by our loan personnel operating at our banking office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.
In 2015, we restructured our one- to four-family residential underwriting operations in order to increase the amount of conforming loans that we originate. As a result of this restructuring, and consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis most of the fixed-rate conforming and eligible jumbo one- to four-family owner-occupied residential mortgage loans that we have originated.
We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2017 and 2016, we sold $14.4 million and $20.2 million of one- to four-family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.
From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2017, we had 9 loans for $6.7 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2017 we had 8 loans for $8.7 million. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.
The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.
	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Total loans, including loans held for sale, at beginning of period	$171,415	$175,118	$172,191	$89,533	$84,619
Loans originated:
Commercial development	2,480	1,873	832	—	—
Commercial real estate	23,892	9,011	16,784	15,415	5,848
Commercial and industrial	3,904	2,637	2,582	3,724	1,213
Residential one- to four-family owner-occupied	30,742	33,688	26,885	18,178	19,269
Residential one- to four-family investor-owned	4,795	5,783	6,212	12,368	2,429
Multifamily	8,415	5,380	2,340	7,382	7,220
Consumer	368	76	70	73	478
Total loans originated	74,596	58,448	55,705	57,140	36,457
Loans purchased:
Commercial development	4,000	—	—	3,015	—
Commercial real estate	418	1,975	1,890	15,292	686
Residential one- to four-family owner-occupied	—	—	—	20,109	—
Residential one- to four-family investor-owned	—	—	—	22,182	—
Multifamily	—	4,000	—	13,607	—
Consumer	—	—	—	275	—
Total loans purchased	4,418	5,975	1,890	74,480	686
Loans sold:
Commercial real estate	—	—	(3,529)	(2,031)	(500)
Residential one- to four-family owner-occupied	(14,440)	(20,175)	(14,434)	(4,646)	—
Multifamily	—	—	—	—	(3,200)
Total loans sold	(14,440)	(20,175)	(17,693)	(6,677)	(3,700)
Other:
Principal repayments	(56,649)	(47,951)	(36,975)	(42,285)	(28,529)
Net loan activity	7,925	(3,703)	2,927	82,658	4,914
Total loans, including loans held for sale, at end of period	$179,340	$171,415	$175,118	$172,191	$89,533

Loan Approval Procedures and Authority
Pursuant to federal law, the aggregate amount of loans that First Federal Bank of Wisconsin is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of First Federal Bank of Wisconsin’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, based on the 15% limitation, First Federal Bank of Wisconsin’s loans-to-one-borrower limit was approximately $7.4 million. On the same date, First Federal Bank of Wisconsin had no borrowers with outstanding balances in excess of this amount. At December 31, 2017, our largest loan relationship with one borrower was for $5.1 million, which was secured by a commercial office building and multifamily residential real estate properties, and the underlying loans were performing in accordance with their repayment terms on that date.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.
All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our president and chief executive officer has individual authorization to approve loans up to $2.0 million. Our chief lending officer has individual authorization to approve loans up to $1.0 million. Our Officers Loan Committee, which consists of our president and chief executive officer, chief lending officer, and all loan officers, can approve loans up to $3.0 million in the aggregate. Our Board Credit Committee, which consists of our president and chief executive officer, chief lending officer, and two outside directors can approve loans up to $4.0 million. Loans in excess of  $4.0 million require the approval of our full board of directors.
Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.
Delinquencies and Non-Performing Assets
Delinquency Procedures.   When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of First Federal Bank of Wisconsin to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure.
Loans Past Due and Nonperforming Assets.   Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
Delinquent Loans.   The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.
	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	75	1	114	2	189
Residential real estate and consumer:
One- to four-family owner-occupied	4	436	1	69	5	505
One- to four-family investor-owned	3	205	2	244	5	449
Multifamily	—	—	—	—	—	—
Consumer	1	6	—	—	1	6
Total	9	$722	4	$427		$1,149
At December 31, 2016
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	54	—	—	1	54
Residential real estate and consumer:
One- to four-family owner-occupied	10	1,743	2	407	12	2,150
One- to four-family investor-owned	2	170	3	567	5	737
Multifamily	—	—	—	—	—	—
Consumer	1	2	—	—	1	2
Total	14	$1,969	5	$974	19	$2,943
At December 31, 2015
Commercial:
Development	—	$—	1	$566	1	$566
Real estate	—	—	—	—	—	—
Commercial and industrial	2	162	—	—	2	162
Residential real estate and consumer:
One- to four-family owner-occupied	5	691	3	715	8	1,406
One- to four-family investor-owned	7	650	7	1,004	14	1,654
Multifamily	—	—	—	—	—	—
Consumer	3	117	2	200	5	317
Total	17	$1,620	13	$2,485	30	$4,105

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Commercial:
Development	2	$1,083	—	$—	2	$1,083
Real estate	—	—	—	—	—	—
Commercial and industrial	1	118	—	—	1	118
Residential real estate and consumer:
One- to four-family owner-occupied	6	958	6	1,107	12	2,065
One- to four-family investor-owned	1	170	4	363	5	533
Multifamily	—	—	—	—
Consumer	2	172	2	43	4	215
Total	12	$2,501	12	$1,513	24	$4,014
At December 31, 2013
Commercial:
Development	—	$—	1	$1,024	1	$1,024
Real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate and consumer:
One- to four-family owner-occupied	8	$960	1	$579	9	$1,539
One- to four-family investor-owned	—	—	2	165	2	165
Multifamily	—	—	—	—	—	—
Consumer	2	21	—	—	2	21
Total	10	$981	4	$1,768	14	$2,749

Nonperforming Loans.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Nonperforming loans decreased to $1.2 million, or 0.69% of total loans, at December 31, 2017 from $2.9 million, or 1.69% of total loans, at December 31, 2016 and $3.9 million, or 2.24% of total loans, at December 31, 2015. The decrease in nonperforming loans was due to decreases in all nonperforming loans in all loan categories, including one-to four-family owner-occupied loans, one- to four-family investor-owned loans, multifamily loans and consumer loans.
Troubled Debt Restructurings.   Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Federal Bank of Wisconsin grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. As of December 31, 2017, approximately $50,000 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties. There were no additional funds committed to impaired loans as of December 31, 2016.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2017, we had $969,000 in non-accrual troubled debt restructurings. Of these, $96,000 were in the process of foreclosure as of December 31, 2017. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2017, we had $661,000 in accruing troubled debt restructurings.
Nonperforming Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Commercial:
Development	$—	$—	$566	$646	$1,024
Real estate	—	—	—	—	—
Commercial and industrial	114	126	—	—	—
Residential real estate and consumer:
One- to four-family owner-occupied	580	1,698	1,871	1,410	579
One- to four-family investor-owned	549	827	1,003	825	165
Multifamily	—	248	277	306	—
Consumer	—	—	200	192	—
Total	1,243	2,899	3,917	3,379	1,768
Accruing loans 90 days or more past due:
Residential real estate and consumer:
Consumer	—	—	—	23	—
Total loans 90 days or more past due	—	—	—	23	—
Total non-performing loans	1,243	2,899	3,917	3,402	1,768
Foreclosed assets	619	667	—	—	413
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$1,862	$3,566	$3,917	$3,402	$2,181
Troubled debt restructurings:
Commercial:
Development	$—	$—	$566	$646	$—
Real estate	—	14	—	—	—
Commercial and industrial	192	127	—	—	—
Residential real estate and consumer:
One- to four-family owner-occupied	630	2,104	1,685	2,600	1,329
One- to four-family investor-owned	808	2,454	927	997	—
Multifamily	—	468	277	306	—
Consumer	—	—	171	—	—
Total	$1,630	$5,167	$3,626	$4,549	$1,329

	At December 31,
	2017	2016	2015	2014	2013
Ratios:
Total non-performing loans to total loans	0.69%	1.69%	2.24%	1.98%	1.97%
Total non-performing loans to total assets	0.48%	1.20%	1.61%	1.41%	1.47%
Total non-performing assets to total assets	0.73%	1.48%	1.61%	1.41%	1.82%
For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $105,000. Interest income recognized on such loans for the year ended December 31, 2017 was $33,000.
Foreclosed Assets.   Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2017, 6 loans totaling $1,118,000 secured by one- to four-family investor-owned residential properties were transferred into foreclosed assets. We had $619,000 and $667,000 of foreclosed assets at December 31, 2017 and 2016, respectively.
Other Loans of Concern.   There were no other loans at December 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.
As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the periods indicated.
	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$1,478	$1,551	$1,167	$1,033	$869
Charge-offs:
Commercial:
Development	—	—	—	—	—
Real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate and consumer:
One- to four-family owner-occupied	51	255	22	204	7
One- to four-family investor-owned	82	493	74	145	—
Multifamily	—	—	—	—
Consumer	—	169	20	40	—
Total charge-offs	133	917	116	388	7
Recoveries:
Residential real estate and consumer:
One- to four-family owner-occupied	18	—	140	—	—
One- to four-family investor-owned	18	—	—	—	—
Total recoveries	36	—	140	—	—
Net charge-offs	97	917	(24)	388	7
Transfer to hold for sale	—	—	—	—	—
Provision for loan losses	419	844	360	523	171
Balance at end of year	$1,800	$1,478	$1,551	$1,167	$1,033

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Ratios:
Net charge-offs to average loans outstanding	0.06%	0.53%	-0.01%	0.27%	0.01%
Allowance for loan losses to non-performing loans at end of year	144.81%	50.98%	39.60%	34.30%	58.37%
Allowance for loan losses to total loans at end of year	1.00%	0.87%	0.89%	0.68%	1.15%
Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. At the dates indicated, we had no unallocated allowance for loan losses.
	At December 31
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial:
Development	$18	1.0%	0.8%	$23	1.6%	1.5%
Real estate	537	29.8	29.7	268	18.1	24.7
Commercial and industrial	105	5.8	5.6	57	3.9	4.5
Residential real estate and consumer:
One- to four-family owner-occupied	420	23.3	26.5	388	26.2	29.4
One- to four-family investor-owned	411	22.9	18.8	500	33.8	20.3
Multifamily	306	17.0	17.7	195	13.2	18.7
Consumer	3	0.2	0.9	47	3.2	0.9
Total allowance for loan losses	$1,800	100.0%	100.0%	$1,478	100.0%	100.0%

	At December 31,
	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial:
Development	$23	1.5%	2.5%	$9	0.8%	1.5%	$8	0.8%	2.8%
Real estate	416	26.8	24.2	322	27.6	22.2	77	7.5	20.1
Commercial and industrial	58	3.7	5.1	103	8.8	4.2	126	12.2	7.0
Residential real estate and consumer:
One- to four-family owner-occupied	498	32.1	32.1	152	13.0	34.2	447	43.3	39.9
One- to four-family investor-owned	313	20.2	19.1	384	32.8	19.0	304	29.4	12.8
Multifamily	126	8.1	15.5	26	2.3	15.8	47	4.5	13.0
Consumer	118	7.6	1.5	171	14.7	3.1	24	2.3	4.4
Total allowance for loan losses	$1,551	100.0%	100.0%	$1,167	100.0%	100.0%	$1,033	100.0%	100.0%

At December 31, 2017, our allowance for loan losses represented 1.00% of total loans and 144.81% of non-performing loans, and at December 31, 2016, our allowance for loan losses represented 0.87% of total loans and 50.98% of non-performing loans. There were $97,000 and $917,000 in net loan charge-offs during the years ended December 31, 2017 and 2016, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Investment Activities
General.   The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. Since 2014, we have classified all of our investment securities as available-for-sale.
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017.
The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.
	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$2,211	$2,220	$3,885	$3,919	$7,124	$7,246
State and political subdivision securities	13,102	13,137	15,606	15,562	19,378	19,625
Mortgage-backed securities	33,908	33,467	23,155	22,892	14,322	14,289
Certificates of deposits	4,000	3,997	1,000	1,014	995	990
Corporate debt securities	5,171	5,191	5,159	5,226	6,771	6,771
Total securities available for sale	$58,392	$58,012	$48,805	$48,613	$48,590	$48,921

Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our investment securities at this date were held as available-for-sale.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$640	3.10%	$524	3.37%	$1,047	3.17%	$2,211	$2,220	3.20%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
State and political subdivision securities	—	—	1,751	2.31	5,005	2.73	6,346	2.77	13,102	13,137	2.69
Mortgage-backed securities	54	3.97	457	2.05	9,235	2.42	24,162	2.29	33,908	33,467	2.32
Certificates of deposits	—	—	3,000	2.32	1,000	2.58	—	—	4,000	3,997	2.38
Corporate debt securities	—	—	4,021	2.82	1,150	2.62	—	—	5,171	5,191	2.77
Total securities available for sale	$54	3.97%	$9,869	2.56%	$16,914	2.57%	$31,555	2.41%	$58,392	$58,012	2.48%

U.S. Government and Agency Obligations.   At December 31, 2017, we had U.S. government and agency securities totaling $2.2 million, which constituted 3.8% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Corporate Debt Securities.   At December 31, 2017, we had corporate debt securities totaling $5.2 million, which constituted 8.9% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.
State and Political Subdivision (“Municipal”) Securities.   At December 31, 2017, we had municipal securities totaling $13.1 million, which constituted 22.6% of our securities portfolio. Our current municipal securities have a weighted average maturity of 9.6 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Mortgage-Backed Securities.   At December 31, 2017, we had mortgage-backed securities totaling $33.5 million, which constituted 57.7% of our securities portfolio, including $15.7 million of agency collateralized mortgage obligations (CMOs). Of the $33.5 million of mortgage-backed securities, $10.6 million were commercial and $22.9 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Federal Bank of Wisconsin. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Residential and commercial mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential and commercial mortgage-backed securities may be used to collateralize our borrowings. Investments in residential and commercial mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Certificates of Deposit.   At December 31, 2017, we had certificates of deposit of federally insured institutions of  $4.0 million, or 6.9% of our securities portfolio. These certificates are under the FDIC insurance limit and have maturities not exceeding 5 years.
Other Securities.   We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $514,000 at December 31, 2017. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.
Bank-Owned Life Insurance.   We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2017, our balance in bank-owned life insurance totaled $6.6 million and was issued by two insurance companies, both of which were rated AA+ by Standard & Poors.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits.   Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. However, depending on our needs, we expect to participate in the Certificate of Depository Registry Service (CDARS) and the Qwickrate programs as alternative funding sources. At December 31, 2017, our core deposits, which are deposits other than certificates of deposit, were $106.1 million, representing 58.0% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits while allowing higher-cost certificates of deposit to run off upon maturity.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.
The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest- bearing checking	$20,902	11.30%	0.00%	$11,508	6.20%	0.00%	$9,489	4.99%	0.00%
Interest-bearing checking	3,255	1.76	0.34	7,779	4.19	0.71	7,931	4.17	0.34
Money market	54,956	29.7	0.51	49,629	26.75	0.32	48,523	25.49	0.29
Statement savings	16,447	8.89	0.10	17,618	9.49	0.13	17,615	9.26	0.15
Health savings	11,486	6.21	0.26	11,558	6.23	0.37	11,438	6.01	0.43
Certificates of deposit	77,990	42.14	1.25	87,476	47.14	1.24	95,316	50.08	0.89
Total deposits	$185,036	100.00%	0.71%	$185,568	100.00%	0.74%	$190,312	100.00%	0.57%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $38.9 million. The following table sets forth the maturity of those certificates as of December 31, 2017.
At December 31, 2017
(In thousands)
Three months or less	$2,922
Over three months through six months	11,177
Over six months through one year	10,343
Over one year to three years	11,804
Over three years	2,670
Total	$38,916

Borrowed Funds.   We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2017, we had $12.8 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2017, the Company’s available and unused portion of this borrowing agreement was $2,000.
Additionally, at December 31, 2017 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which 0 was drawn at December 31, 2017.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:
	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$12,750	$21,277	$23,304
Average balance during period	$17,866	$23,147	$14,573
Maximum outstanding at any month end	$24,750	$24,250	$23,250
Weighted average interest rate at end of period	1.69%	1.21%	1.45%
Average interest rate during period	1.34%	1.16%	1.30%

Expense and Tax Allocation
First Federal Bank of Wisconsin has entered into an agreement with FFBW, Inc. to provide certain administrative support services for compensation not less than the fair market value of the services provided. In addition, First Federal Bank of Wisconsin and FFBW, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
As of December 31, 2017, we had 45 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

TAXATION
FFBW Inc. and First Federal Bank of Wisconsin are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to FFBW, MHC, FFBW, Inc. and First Federal Bank of Wisconsin.
Our federal and state tax returns have not been audited for the past five years.
Federal Taxation
Method of Accounting.   For federal income tax purposes, First Federal Bank of Wisconsin currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. FFBW, Inc. and First Federal Bank of Wisconsin file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, First Federal Bank of Wisconsin has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Minimum Tax.   The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. After the computation of taxes for the year ended December 31, 2017, First Federal Bank of Wisconsin anticipates that it will have approximately $108,000 of minimum tax credit carryforward to utilize in the future. The credit is not subject to expiration.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, First Federal Bank of Wisconsin had no federal net operating loss carryovers.
Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2017, First Federal Bank of Wisconsin had no capital loss carryovers.
Corporate Dividends.   FFBW, Inc. may generally exclude from its income 100% of dividends received from First Federal Bank of Wisconsin as a member of the same affiliated group of corporations.
Effect of Tax Law.   On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Cuts and Jobs Reform Act (the “Act”) in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period, not to extend beyond one year from the Act’s enactment date, to complete the necessary accounting.
We recorded provisional amounts of deferred income taxes using reasonable estimates in areas where the information necessary to determine the final deferred tax asset or liability was either not available, not prepared, or not sufficiently analyzed as of the report filing date: 1) Our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion and implementation of software updates to process the calculations associated with the Act’s provisions allowing for 100% bonus depreciation on fixed assets placed in service after September 27, 2017.

State Taxation
FFBW, Inc. is subject to the Wisconsin corporate franchise (income) tax. Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of FFBW’s consolidated income tax group, which will include First Federal Bank of Wisconsin.
First Federal Bank of Wisconsin’s state tax returns have not been audited for the last five years.
Net Operating Loss Carryovers.   Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2017, First Federal Bank of Wisconsin had Wisconsin net operating loss carryover of  $270,000 that will expire in 2036.

REGULATION AND SUPERVISION
General
As a federal savings association, First Federal Bank of Wisconsin is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which First Federal Bank of Wisconsin may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.
First Federal Bank of Wisconsin is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, First Federal Bank of Wisconsin is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System. First Federal Bank of Wisconsin’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of First Federal Bank of Wisconsin’s loan documents.
As a savings and loan holding company, FFBW, Inc. is subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. FFBW, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below are certain material regulatory requirements that are applicable to First Federal Bank of Wisconsin and FFBW, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Federal Bank of Wisconsin and FFBW, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on FFBW, Inc., First Federal Bank of Wisconsin and their operations.
Dodd-Frank Act
The Dodd-Frank Act which became law in 2011 made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $1 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Federal Bank of Wisconsin, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank and savings and loan holding company executives, regardless of whether the company is publicly traded. Further, the legislation required that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.
Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process and the impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in, and may continue to result in, an increased regulatory burden and increased compliance, operating and interest expense for First Federal Bank of Wisconsin. However, in February 2017, the President issued an executive order that a policy of his administration would be making regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.
Federal Banking Regulation
Business Activities.   A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, First Federal Bank of Wisconsin may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. First Federal Bank of Wisconsin may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for First Federal Bank of Wisconsin, including real estate investment and securities and insurance brokerage.
Examinations and Assessments.   First Federal Bank of Wisconsin is primarily supervised by the Office of the Comptroller of the Currency. First Federal Bank of Wisconsin is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. First Federal Bank of Wisconsin is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.
Capital Requirements.   Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
At December 31, 2017, First Federal Bank of Wisconsin’s capital exceeded all applicable requirements including the applicable capital conservation buffer.
Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2017, First Federal Bank of Wisconsin was in compliance with the loans-to-one borrower limitations.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action.   Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”
Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2017, First Federal Bank of Wisconsin met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.
Qualified Thrift Lender Test.   As a federal savings association, First Federal Bank of Wisconsin must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal Bank of Wisconsin must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Alternatively, First Federal Bank of Wisconsin may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, First Federal Bank of Wisconsin satisfied the QTL test.
Capital Distributions.   Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:
•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•
the savings association would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Federal Bank of Wisconsin, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.
An application or notice related to a capital distribution may be disapproved if:
•
the federal savings association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.
Community Reinvestment Act and Fair Lending Laws.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. First Federal Bank of Wisconsin received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as First Federal Bank of Wisconsin. FFBW, Inc. will be an affiliate of First Federal Bank of Wisconsin because of its control of First Federal Bank of Wisconsin. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
First Federal Bank of Wisconsin’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Bank of Wisconsin’s capital.

In addition, extensions of credit in excess of certain limits must be approved by First Federal Bank of Wisconsin’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement.   The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Insurance of Deposit Accounts.   The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as First Federal Bank of Wisconsin. Deposit accounts in First Federal Bank of Wisconsin are insured by the FDIC generally up to a maximum of  $250,000 per separately insured depositor and up to a maximum of  $250,000 for self-directed retirement accounts.
The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Federal Bank of Wisconsin. First Federal Bank of Wisconsin cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Federal Home Loan Bank System.   First Federal Bank of Wisconsin is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, First Federal Bank of Wisconsin is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, First Federal Bank of Wisconsin was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by First Federal Bank of Wisconsin are subject to state usury laws and federal laws concerning interest rates. First Federal Bank of Wisconsin’s operations are also subject to federal laws applicable to credit transactions, such as the:
•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Truth in Savings Act; and

•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal Bank of Wisconsin also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General.   FFBW, Inc. and FFBW, MHC are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, FFBW, Inc. and FFBW, MHC are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over FFBW, Inc., FFBW, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
Permissible Activities.   Under present law, the business activities of FFBW, Inc. and FFBW, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. FFBW, Inc. and FFBW, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including FFBW, Inc. and FFBW, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•
the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital.   Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of assets to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.
Source of Strength.   The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.
Dividends and Stock Repurchases.   The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of FFBW, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Waivers of Dividends by FFBW, MHC.   FFBW, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to FFBW, MHC, unless FFBW, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, FFBW, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from FFBW, Inc. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as FFBW, MHC, each officer or director of FFBW, Inc. and First Federal Bank of Wisconsin, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by FFBW, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
Acquisition.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Federal Securities Laws
FFBW, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. FFBW, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Emerging Growth Company Status
The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” FFBW, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, FFBW, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. FFBW, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Availability of Annual Report on Form 10-K
This Annual Report on Form 10-K is available on our website at www.firstfederalwisconsin.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.
Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.
ITEM 1B.
Unresolved Staff Comments

None.
ITEM 2.
Properties

As of December 31, 2017, the net book value of our real properties, including land, was $4.8 million. The following is a list of our offices:
Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Home Banking Office
1617 East Racine Avenue Waukesha, Wisconsin 53186	Leased	2012	0
Branch Offices:
Brookfield Office 1360 South Moorland Road Brookfield, Wisconsin 53005	Owned	2015	4,598
West Office 1801 Summit Avenue Waukesha, Wisconsin 53188	Owned	1984	182
Bay View Office 3974 South Howell Avenue Milwaukee, Wisconsin 53207	Leased	1972	0
ITEM 3.
Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2017, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information.   The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “FFBW.” The approximate number of holders of record of FFBW, Inc. common stock as of March 20, 2018, was 207. Certain shares of FFBW, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for FFBW’s common stock for the year ended December 31, 2017. The common stock did not trade until October 11, 2017; and accordingly, no information is presented for prior periods.
FFBW, Inc. does not currently pay cash dividends on its common stock. Dividend payments by FFBW, Inc. are largely dependent on dividends it receives from First Federal Bank of Wisconsin, because FFBW, Inc. has no source of income other than dividends from First Federal Bank of Wisconsin, earnings from the investment of proceeds from the sale of shares of common stock retained by FFBW, Inc. and interest payments with respect to FFBW, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Distributions.”
	High	Low
Quarter ended December 31, 2017	$12.50	$10.00
(b) Report of Offering of Securities and Use of Proceeds Therefrom.
On October 10, 2017, FFBW, Inc. (the “Company”) completed the sale of 2,950,625 shares of its common stock, par value $0.01 per share, at a price of $10.00 per share, including 259,210 shares purchased by the Bank’s employee stock ownership plan, and the Company contributed an additional 25,000 shares to FFBW Community Foundation, a charitable foundation established by the Bank in connection with the reorganization.
In the reorganization and stock offering, the Company incurred expenses totaling $1.4 million, resulting in net proceeds to the Company of $25.8 million.
As of December 31, 2017, the Company had invested $14.2 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes.
The effective date of the Company’s registration statement (Commission No. 333-218736) was August 14, 2017. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of  $10.00 per share.
The selling agent who assisted the Company in the sale of its common stock was FIG Partners, LLC (“FIG”). For its services in the subscription and community offerings, FIG received (i) a non-refundable management fee of $35,000 and (ii) a success fee of  $315,000. The management fee was credited against the success fee.
(c) Securities Authorized for Issuance Under Equity Compensation Plans.   None.
ITEM 6.
Selected Financial Data

Not required for smaller reporting companies.
ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F-2 of this Annual; Report on Form 10-K.

Business Strategy
Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area, and the increased capital we have enables us to compete more effectively with other financial institutions.
Our current business strategy consists of the following:
•
Grow our balance sheet.   As a result of our efforts to build our management team and infrastructure, and given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.

•
Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial and industrial lending.   Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio, and we intend to retain our presence as a mortgage lender in our market area. Beginning in 2006, we expanded our loan operations and began offering commercial products. Our commercial loan offerings have increased significantly in the last decade. Since our hiring of our new president and chief executive officer in July 2016, we believe that we have implemented a stronger sales culture in our institution and we intend to increase our emphasis on the origination of commercial real estate and commercial and industrial loans. Since 2016 we have added six new loan officers, including four commercial loan officers, and we expect to hire additional loan officers in the future. Additionally, in recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting, information technology and compliance operations. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future.

•
Continue to increase core deposits, with an emphasis on low cost commercial demand deposits.   We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts, statement savings and health savings accounts. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. Since our 2014 merger with Bay View Federal, we have allowed, and continue to allow, higher-cost certificates of deposit to run off at maturity to improve our deposit mix and reduce our cost of funds. As a result of these efforts, core deposits increased to $106.1 million, or 58.0% of our total deposits at December 31, 2017, from $95.7 million, or 52.0% of our total deposits at December 31, 2015. However, we expect to continue to utilize non-core funding sources, such as the Certificate of Depository Registry Service (CDARS) and borrowings, as needed, to fund future loan growth and our operations.

•
Manage credit risk to maintain a low level of non-performing assets.   We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.73% at December 31, 2017, compared to 1.48% at December 31, 2016. At December 31, 2017, the majority of our nonperforming assets were related to one- to four-family residential real estate loans, including investor-owned one- to four-family loans, as our residential borrowers experienced difficulties repaying their loans during the past recession. We will continue to increase our investment in our credit review function, both in personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

•
Grow organically and through opportunistic bank or branch acquisitions or de novo branching.   As a result of our new executive management team, increased loan personnel and enhanced loan policies and procedures and credit administration processes, we expect to grow organically. In addition to this organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in southeastern Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or adding loan production offices. Our capital position provides us the ability to make acquisitions of other financial institutions or branches thereof, in order to enhance our competitiveness.

Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
The following represent our critical accounting policies:
Allowance for Loan Losses.   The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.
Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.
Deferred Tax Assets.   We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. First Federal Bank of Wisconsin estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, First Federal Bank of Wisconsin estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 14 of the Financial Statements “— Fair Value.”
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total Assets.   Total assets increased $14.9 million, or 6.2%, to $256.5 million at December 31, 2017 from $241.6 million at December 31, 2016. The increase resulted primarily from an increase in cash and cash equivalents of  $4.9 million, available for sale securities of  $9.4 million, and net loans of  $4.4 million, offset in part by decreases in premises and equipment of  $2.3 million and foreclosed assets of  $833,000.
Cash and due from banks.   Cash and due from banks decreased $3.6 million, or 52.5%, to $3.3 million at December 31, 2017 from $6.9 million at December 31, 2016. The decrease resulted primarily from moving the excess liquidity into a Fed Funds account.
Fed funds sold.   Fed funds sold increased $8.5 million at December 31, 2017, primarily as a result of the cash received in the stock offering.
Net Loans.   Net loans increased $4.4 million, or 2.6%, to $171.4 million at December 31, 2017 from $167.0 million at December 31, 2016. The increase resulted from increases in commercial real estate loans of $10.9 million, or 25.8%, and commercial and industrial loans of  $2.5 million, or 33.1%, offset by decreases of  $2.8 million, or 5.6%, in one- to-four family owner-occupied loans, $1.0 million, or 40.7%, in development loans, and $1.0 million, or 2.8%, in one- to-four family investor-owned loans.
During the years ended December 31, 2017 and 2016, we sold $14.4 million and $20.2 million, respectively, of one- to four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.
Available for sale securities.   Available for sale securities increased $9.4 million, or 19.3%, to $58.0 million at December 31, 2017 from $48.6 million at December 31, 2016. This was a result of the investment of funds received from the stock offering.

FHLB stock.   The FHLB repurchased $833,000 of its stock during 2017, reducing the balance 61.8% from $1.3 million to $514,000.
Deposits.   Deposits decreased $1.7 million, or 0.9%, to $182.9 million at December 31, 2017 from $184.6 million at December 31, 2016. Noninterest-bearing checking accounts increased $9.6 million, or 75.5%, to $22.3 million as of December 31, 2017 compared to $12.7 million as of December 31, 2016. Interest-bearing checking accounts decreased $3.9 million, or 49.3%, to $4.0 million at December 31, 2017 from $7.9 million at December 31, 2016. Additionally, money market accounts decreased $4.0 million, or 6.9%, to $54.5 million at December 31, 2017, compared to $58.5 million at December 31, 2016, while savings accounts increased $4.4 million to $14.0 million at December 31, 2017, compared to $9.6 million at December 31, 2016. Most of these changes related to restructuring our deposit account portfolio and consolidating account offerings. Certificates of deposit decreased $7.7 million, or 9.1% from $84.5 million as of December 31, 2016 to $76.8 million as of December 31, 2017. Health savings accounts remained consistent at $11.3 million and $11.4 million for the two period ends.
Borrowings.   Borrowings, consisting entirely of FHLB advances, totaled $12.8 million at December 31, 2017 compared to $21.3 million at December 31, 2016. The aggregate cost of outstanding advances from the FHLB was 1.69% at December 31, 2017, compared to the Bank’s cost of deposits of 0.73% at that date.
Other liabilities.   Other liabilities decreased $323,000, or 20.5%, to $1.3 million at December 31, 2017 from $1.6 million at December 31, 2016.
Total Equity.   Total equity increased $25.5 million, or 75.0%, to $59.5 million at December 31, 2017 from $34.0 million at December 31, 2016. The increase resulted primarily from net proceeds from the common stock issued in 2017.
Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016
General.   We had a net loss of  $186,000 for the year ended December 31, 2017, compared to net income of  $171,000 for the year ended December 31, 2016, a decrease of  $357,000, or 208.8%. The decrease in net income was the net effect of an increase in noninterest expense of  $596,000, or 8.2%, and an increase in income taxes of  $420,000, or 269.2%, offset in part by a decrease of  $425,000 in our provision for loan loss in 2017 compared to 2016, resulting in an increase of  $634,000, or 9.9%, in net interest income after provision for loan losses.
Interest and dividend income.   Interest and dividend income increased $130,000, or 1.5%, to $9.0 million for the year ended December 31, 2017 from $8.9 million for the year ended December 31, 2016. The increase was primarily attributable to a $76,000 increase in interest on loans, as well as a $79,000 increase in interest on fed funds sold, due to an increase in the average balance of fed funds sold of $7.0 million year to year.
Interest Expense.   Interest expense decreased $79,000, or 4.8%, to $1.6 million for the year ended December 31, 2017, from $1.6 million for the year ended December 31, 2016. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $28,000, or 10.4%, to $240,000 for the year ended December 31, 2017 from $268,000 for the year ended December 31, 2016, as the average balance of borrowings decreased $5.3 million to $17.9 million for 2017 from $23.1 million for 2016, although the cost of borrowings increased 18 basis points to 1.34% for 2017 from 1.16% for 2016. Interest expense on interest-bearing deposits decreased $51,000, or 3.7%, year to year. The average cost of our interest-bearing deposits increased two basis points to 0.80% from 0.78%, while the average balance of interest-bearing deposits decreased by $9.9 million, or 5.7%, during the same period.
Net Interest Income.   Net interest income increased $209,000, or 2.9%, to $7.4 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016. Average net interest-earning assets increased $18.7 million to $43.9 million for 2017 from $25.2 million for 2016. The increase was due primarily to the increase in the rates of loans and the movement of deposits from interest-earning to noninterest-bearing accounts. Our net interest rate spread decreased to 3.13% for the year ended December 31, 2017 from 3.16% for the year ended December 31, 2016, and our net interest margin increased to 3.29% for 2017 from 3.25% for 2016.

Provision for Loan Losses.   We recorded a provision for loan losses of  $419,000 for the year ended December 31, 2017, compared to a $844,000 provision for the year ended December 31, 2016. The decrease in the provision for loan losses in 2017 compared to 2016 was a result of fewer charge-offs in the current year due to a more current, higher rated loan portfolio. The allowance for loan losses was $1.8 million, or 1.00% of total loans, at December 31, 2017, compared to $1.5 million, or 0.87% of total loans, at December 31, 2016. Classified (substandard, doubtful and loss) loans decreased to $359,000 at December 31, 2017 from $1.2 million at December 31, 2016. Total nonperforming loans decreased to $1.2 million at December 31, 2017 from $2.9 million at December 31, 2016. Net charge-offs for the year ended December 31, 2017 were $97,000, compared to $917,000 for the prior year period. At December 31, 2017, $511,000, or 41.1%, of the nonperforming loans were contractually current.
Noninterest Income.   Noninterest income increased $25,000, or 2.9%, to $891,000 for the year ended December 31, 2017 from $866,000 for the year ended December 31, 2016. The increase was due to an increase in service charges and other fees of  $32,000, and other noninterest income of  $126,000, offset by decreases in net gains on sale of loans of  $22,000, and net gains on sales of securities of  $109,000.
Noninterest Expense.   Noninterest expense increased $596,000, or 8.2%, to $7.8 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016. The increase was due primarily to an increase of  $657,000, or 67.7%, in other expense, to $1.6 million for the year ended December 31, 2017 from $971,000 for the year ended December 31, 2016. The increase was due to two major donations made during 2017: The Company donated the former downtown Waukesha branch, resulting in an expense of  $273,000 included in other noninterest expense. Additionally, as a part of the reorganization and stock issuance completed in October, the Company expensed $500,000 to set up the FFBW Community Foundation, Inc., which is also included in other noninterest expense. Other increases were in occupancy and equipment of  $97,000, or 9.6%, resulting from increased building maintenance, and professional services increased $65,000 during the 2017 period as a result of consulting expenses incurred to enhance information security. These increases were offset in part by a decrease of  $119,000, or 16.4%, in data processing expense, resulting from the renegotiated contract with the core processor, salaries and employee benefits of  $91,000, or 2.2%, and foreclosed assets expense of  $13,000, or 32.5%.
Income Tax Expense.   We recorded an income tax expense of  $264,000 for the year ended December 31, 2017 compared to an income tax credit of  $156,000 for the year ended December 31, 2016, an increase of  $420,000 or 269.2%. Due to the Tax Cuts and Jobs Act of 2017, the Company reduced the value of the deferred tax asset by $353,000, which increased the income tax expense by the same amount.
Average balances and yields.   The following tables sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollar in thousands)
Interest-earning assets:
Loans	$170,577	$7,817	4.58%	$172,892	$7,741	4.48%	$173,149	$8,067	4.66%
Investment securities	47,602	1,085	2.28	48,218	1,093	2.27	46,486	1,044	2.25
Fed funds sold	7,024	79	1.12
FHLB stock	700	14	2.00	1,347	31	2.30	1,347	10	0.74
Total interest-earning assets	225,903	8,995	3.98	222,457	8,865	3.99	220,982	9,121	4.13
Noninterest-earning assets	20,454			23,985			20,793
Allowance for loan losses	(1,542)			(1,546)			(1,344)
Total assets	$244,815			$244,896			$240,431
Interest-bearing liabilities:
Interest-bearing checking	$3,254	$11	0.34%	$7,779	$55	0.71%	$7,931	$27	0.34%
Money market accounts	54,956	282	0.51	49,629	159	0.32	48,523	143	0.29
Statement savings accounts	16,447	16	0.10	17,618	23	0.13	17,615	26	0.15
Health savings accounts	11,485	30	0.26	11,558	43	0.37	11,438	49	0.43
Certificates of deposit	77,990	975	1.25	87,476	1,085	1.24	95,316	849	0.89
Total interest-bearing deposits	164,132	1,314	0.80	174,060	1,365	0.78	180,823	1,094	0.61
Borrowings	17,866	240	1.34	23,147	268	1.16	14,573	189	1.30
Total interest-bearing liabilities	181,998	1,554	0.85	197,207	1,633	0.83	195,396	1,283	0.66
Noninterest-bearing deposits	20,902			11,508			9,489
Other noninterest bearing liabilities	2,083			1,306			996
Total liabilities	204,983			210,021			205,881
Equity	36,832			34,875			34,550
Total liabilities and equity	$241,815			$244,896			$240,431
Net interest income		$7,441			$7,232			$7,838
Net interest rate spread(1)			3.13%			3.16%			3.47%
Net interest-earning assets(2)	$43,905			$25,250			$25,586
Net interest margin(3)			3.29%			3.25%			3.55%
Average interest-earning assets to interest-bearing liabilities	124%			113%			113%

(1)
Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.
	Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(106)	$182	$76
Available-for-sale securities	(14)	6	(8)
Fed funds sold	79	—	79
FHLB Stock	(13)	(4)	(17)
Total interest-earning assets	(54)	184	130
Interest-bearing liabilities:
Interest-bearing checking	(15)	(29)	(44)
Money market accounts	27	96	123
Statement savings accounts	(1)	(6)	(7)
Health savings accounts	(0)	(13)	(13)
Certificates of deposit	(119)	9	(110)
Total deposits	(108)	57	(51)
Borrowings	(71)	43	(28)
Total interest-bearing liabilities	(130)	51	(79)
Change in net interest income	$76	$133	$209

Management of Market Risk
General.   Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:
•
originating commercial real estate, multifamily and commercial and industrial loans, all of which tend to have shorter terms and higher interest rates than one- to four-family owner-occupied residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing checking accounts;

•
selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate one- to four-family owner-occupied residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•
reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an asset/liability committee and are charged with developing and implementing an asset/liability management plan, and they meet at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.
Net Portfolio Value.   The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.
The tables below set forth, as of December 31, 2017, the estimated changes in our NPV that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Amount	Percent	NPV Ratio(4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$48,539	$(6,098)	(11.06)%	20.32%	(1.07)%
+200	50,880	(3,697)	(6.77)%	20.81%	(0.58)
+100	52,988	(1,589)	(2.91)%	21.20%	(0.19)
—	54,577	—	0.00%	21.39%	—
-100	54,787	210	0.38%	21.10%	(0.29)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would have experienced a 0.38% increase in NPV. In the event of a 200 basis point increase in interest rates at December 31, 2017, we would have experienced a 6.77% decrease in NPV.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on NPV and will differ from actual results.
NPV calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At December 31, 2017, we had $12.8 million outstanding in advances from the FHLB-Chicago. At December 31, 2017, we had $2.0 million available FHLB-Chicago advances.
Additionally, at December 31, 2017 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which 0 was drawn at December 31, 2017.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.2 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $(11.8 million) and $3.4 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and FHLB advances and the issuance of common stock, was $15.5 million and $(1.6 million) for the years ended December 31, 2017 and 2016, respectively.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to change our mix of deposits to become less reliant on certificates of deposit, we anticipate that we will continue to allow a significant portion of higher-costing certificates of deposit to run off at maturity. We also anticipate continued use of FHLB-Chicago advances as well as continuing to utilize non-core funding sources, such as the Certificate of Depository Registry Service (CDARS) and online sources, as needed, to fund future loan growth and our operations.
At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of  $47.5 million, or 17.2% of adjusted total assets, which is above the well-capitalized required level of  $13.8 million, or 5.0%; and total risk-based capital of  $49.3 million, or 27.8% of risk-weighted assets, which is above the well-capitalized required level of  $17.7 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 10 of the Notes to the Financial Statements beginning on page F-2 of this Annual Report on Form 10-K.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-2 of this this Annual Report on Form 10-K.
Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.
ITEM 8.
Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-2.
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a)   An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(b)   Management’s annual report on internal control over financial reporting.
This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as FFBW, Inc.
ITEM 9B.
Other Information

Date of Annual Meeting of Stockholders.
The 2017 Annual Meeting of Stockholders of FFBW, Inc. will be held on Wednesday, May 23, 2018 at 2:00 at 1360 S Moorland Rd, Brookfield, Wisconsin.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

FFBW, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on FFBW, Inc.’s website at www.firstfederalwisconsin.com under “About Us — Investor Relations — Governance — Governance Documents.”
The information contained under the sections captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.
Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors —  Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2017, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.
(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.
(d)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant
ITEM 13.
Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons,” “— Board Independence” and “— Meetings and Committees of the Board of Directors” of the Proxy Statement.
ITEM 14.
Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements
The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm

(B)
Consolidated Balance Sheets as of December 31, 2017 and 2016

(C)
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

(D)
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016

(E)
Consolidated Statements of Changes in Equity for the years ended December 31, 2017 and 2016

(F)
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

(G)
Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)    Exhibits
3.1	Articles of Incorporation of FFBW*
3.2	Bylaws of FFBW*
4	Form of Common Stock Certificate of FFBW*
10.1	Employment Agreement with Edward H. Schaefer*
10.2	Employment Agreement with for Nikola Schaumberg*
10.3	Change in Control Agreement with David Rosenwald*
10.4	Deferred Compensation Agreement with Edward H. Schaefer*
10.5	Amended and Restated Deferred Compensation Agreement with Gary Riley*
10.6	Non-Solicitation Agreement with David Rosenwald*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-218736), initially filed June 14, 2017.

ITEM 16.
Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FFBW, Inc.
Brookfield, Wisconsin
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FFBW, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Wipfli LLP
We have served as the Company’s auditor since 2015.
March 28, 2018
Milwaukee, Wisconsin

FFBW, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$3,285	$6,911
Fed funds sold	8,528	—
Cash and cash equivalents	11,813	6,911
Available for sale securities, stated at fair value	58,012	48,613
Loans held for sale	109	592
Loans, net of allowance for loan and lease losses of $1,800 and $1,478, respectively	171,355	166,974
Premises and equipment, net	5,290	7,610
Foreclosed assets	619	667
FHLB stock, at cost	514	1,347
Accrued interest receivable	782	760
Cash value of life insurance	6,558	6,352
Other assets	1,429	1,729
TOTAL ASSETS	$256,481	$241,555
Liabilities and Equity
Deposits	$182,913	$184,639
Advance payments by borrowers for taxes and insurance	36	33
FHLB advances	12,750	21,277
Accrued interest payable	37	29
Other liabilities	1,256	1,579
Total liabilities	196,992	207,557
Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of December 31, 2017 and December 31, 2016, respectively)	—	—
Common stock ($0.01 par value, 19,000,000 authorized, 6,612,500 issued and outstanding as of December 31, 2017, no shares issued or outstanding as of December 31, 2016)	66	—
Additional paid in capital	28,296	—
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”) (256,263 shares at December 31, 2017)	(2,563)	—
Retained earnings	33,937	34,123
Accumulated other comprehensive loss, net of income taxes	(247)	(125)
Total equity	59,489	33,998
TOTAL LIABILITIES AND EQUITY	$256,481	$241,555

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
	Years ended December 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$7,817	$7,741
Securities
Taxable	943	847
Tax-exempt	142	246
Other	93	31
Total interest and dividend income	8,995	8,865
Interest expense:
Interest-bearing deposits	1,314	1,365
Borrowed funds	240	268
Total interest expense	1,554	1,633
Net interest income	7,441	7,232
Provision for loan losses	419	844
Net interest income after provision for loan losses	7,022	6,388
Noninterest income:
Service charges and other fees	279	247
Net gain on sale of loans	266	288
Net gain on sale of securities	20	129
Increase in cash surrender value of insurance	196	198
Other noninterest income	130	4
Total noninterest income	891	866
Noninterest expense:
Salaries and employee benefits	3,960	4,051
Occupancy and equipment	1,109	1,012
Data processing	605	724
Foreclosed assets, net	27	40
Professional fees	506	441
Other	1,628	971
Total noninterest expense	7,835	7,239
Income before income taxes	78	15
Provision (credit) for income taxes	264	(156)
Net income (loss)	$(186)	$171
Basic earnings (loss) per share	$(0.03)	N/A
Diluted earnings (loss) per share	$(0.03)	N/A

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Years ended December 31,
	2017	2016
Net income (loss)	$(186)	$171
Other comprehensive loss:
Unrealized holding losses arising during the period	(168)	(394)
Reclassification adjustment for gains realized in net income	(20)	(129)
Other comprehensive loss before tax effect	(188)	(523)
Tax effect of other comprehensive loss items	66	168
Other comprehensive loss, net of tax	(122)	(355)
Comprehensive loss	$(308)	$(184)

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	—	$—	$—	$—	$33,952	$230	$34,182
Net income					171	—	171
Other comprehensive loss					—	(355)	(355)
Balance at December 31, 2016		—	—	—	34,123	(125)	33,998
Net loss					(186)		(186)
Other comprehensive loss						(122)	(122)
Issuance of common stock, net of issuance costs	6,587,500	66	28,293				28,359
Issuance of common stock to FFBW Community Foundation, Inc.	25,000						—
Stock purchased by the ESOP (259,210 shares)				(2,592)			(2,592)
ESOP shares committed to be released (2,947 shares)			3	29			32
Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$59,489

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2017	2016
Increase in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	(186)	171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	419	844
Depreciation	460	473
Gain on sale of premises and equipment	64	—
Accretion of loan portfolio discount	(405)	(438)
Net amortization on securities available for sale	525	543
(Gain) loss on sales and impairments of foreclosed assets	(12)	4
Gain on sale of securities	(20)	(129)
Increase in cash surrender value of life insurance	(196)	(198)
Accretion of discount on FHLB advances	(27)	(27)
ESOP compensation	32	—
Changes in operating assets and liabilities:
Accrued interest receivable	(22)	46
Loans held for sale	483	44
Other assets	366	20
Accrued interest payable	8	1
Other liabilities	(323)	645
Net cash provided by operating activities	1,166	1,999
Cash flows from investing activities:
Proceeds from sales of available for sale securities	6,856	9,485
Maturities, calls, paydowns on available for sale securities	8,081	11,789
Purchases of available for sale securities	(25,029)	(21,903)
Net (increase) decrease in loans	(5,793)	4,011
Purchases of premises and equipment	(357)	(99)
Proceeds from redemption of FHLB stock	833	—
Proceeds from sale of equipment	2,153	25
Purchase of life insurance	(10)	—
Proceeds from sale of foreclosed assets	1,458	86
Net cash (used) provided by investing activities	(11,808)	3,394
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,726)	433
Net increase (decrease) in escrow	3	(8)
Net decrease in FHLB open line of credit	(2,500)	(1,500)
Repayments of FHLB advances	(6,000)	(5,000)
Proceeds from FHLB advances	—	4,500
Net proceeds from issuance of common stock	25,767	—
Net cash provided (used) in financing activities	$15,544	$(1,575)
Net increase in cash and cash equivalents	$4,902	$3,818
Cash and cash equivalents at beginning	6,911	3,093
Cash and cash equivalents at end	$11,813	$6,911
Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,546	$1,632
Cash paid for income taxes	—	20
Loans transferred to foreclosed assets	1,118	757
Financed sales of foreclosed assets	280	—
See accompanying notes to financial statements.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)
NOTE 1 — Summary of Significant Accounting Policies
Organization
On October 10, 2017, First Federal Bank of Wisconsin (“the Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., (“the Company”) which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock. This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance. FFBW, Inc. is organized as a corporation under the laws of the United States. FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 3,636,875 shares, or 55% of the outstanding common stock of FFBW, Inc.
The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering. As of December 31, 2017, reorganization costs of  $1,394 had been recognized.
At December 31, 2017, the significant assets of the Holding Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Holding Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).
First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View neighborhood.
Jumpstart Our Business Startups Act
The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering.
As an “emerging growth company,” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, fair value of financial instruments, the valuation of other real estate owned and the valuation of deferred income tax assets.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks, non-maturity deposits in the Federal Home Loan Bank of Chicago (FHLB), and fed funds sold.
Available for Sale Securities
Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.
Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient enough to allow for any anticipated recovery in fair value.
Loans Acquired in a Transfer
The Company acquires loans (including debt securities) individually and in groups or portfolios. These loans are initially measured at fair value with no allowance for loan losses. The Company’s allowance for loan losses on all acquired loans reflect only those losses incurred subsequent to acquisition.
Certain acquired loans may have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (for example, credit score, loan type, and date of origination). The Company considers expected prepayments and estimates the amount and timing of undiscounted principal, interest, and other cash flows expected at acquisition for each loan and aggregated pool of loans. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is calculated as the nonaccretable difference. The excess of cash flows expected to be collected over the fair value of each loan or pool (accretable yield) is accreted into interest income over the remaining life of the loan or pool.
At each reporting date, the Company continues to estimate cash flows expected to be collected for each loan or pool. If expected cash flows have decreased from the acquisition date estimate, the Company recognizes an allowance for loan losses. If expected cash flows have increased from the acquisition date estimate, the Company increases the amount of accretable yield to be recognized as interest income over the remaining life of the loan or pool.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan sold.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for deferred loan fees and costs, charge-offs, and an allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses
The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Company makes evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.
When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and their relevant risk characteristics are as follows:
Commercial development:   These loans are secured by vacant land and/or property that are in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. Construction loans include not only construction of new structures, but loans originated to finance additions to or alterations of existing structures. Until a permanent loan originates, or payoff occurs, all commercial construction loans secured by real estate are reported in this loan pool. Development loans also have the risk that improvements will not be completed on time, or in accordance with specifications and projected costs.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Commercial real estate:   These loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities, and various special purpose properties, including restaurants. These loans are subject to underwriting standards and processes similar to commercial and industrial loans. Loans to closely held businesses are generally guaranteed in full by the owners of the business. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to the general economic factors or conditions specific to the real estate market, such as geographic location and/or purpose type.
Commercial and industrial:   Commercial and industrial loans are extended primarily to small and middle market customers. Such credits typically comprise working capital loans, asset acquisition loans, and loans for other business purposes. Loans to closely held businesses are generally guaranteed in full by the owners of the business. Commercial and industrial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for commercial and industrial loans.
1-4 family owner-occupied:   These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Also included in this category are junior liens on 1-4 family residential properties. Underwriting standards for 1-4 family owner-occupied loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.
1-4 family investor-owned:   These loans may be to individuals or businesses and are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property(ies). The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to the general economic factors or conditions specific to the real estate market, such as geographic location and/or purpose type.
Multifamily real estate:   These loans include loans to finance non-farm properties with five or more units in structures primarily to accommodate households. Such credits are typically originated to finance the acquisition or refinancing of an apartment building. These loans are subject to underwriting standards and processes similar to commercial and industrial loans. Loans to closely held businesses are generally guaranteed in full by the owners of the business. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the subject multifamily property, with assumptions made for vacancy rates. Cash flows of the borrowers rely on the receipt of rental income from the tenants of the property who are themselves subject to fluctuations in national and local economic conditions and unemployment trends.
Consumer:   These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These loans generally include direct consumer automobile loans and credit card loans. These loans are generally smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Management regularly evaluates the allowance for loan losses using the Company’s past loan loss experience, known and inherent risks in the loan portfolio, composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.
A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.
In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.
Troubled Debt Restructurings
Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets.
Federal Home Loan Bank Stock
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowances for loan losses, deferred compensation, depreciation, FHLB stock dividends and non-accrual interest. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. During the periods shown, the Company did not recognize any interest or penalties related to income tax expense in its statements of operations.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Advertising
Advertising costs are expensed as incurred.
Other Comprehensive Loss
Other comprehensive loss is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized loss on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive loss for gains realized on sales of securities available for sale comprise the entire balance of  “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $5 and $51 was recognized for the years ended December 31, 2017 and 2016 in “provision (credit) for income taxes” on the statements of operations.
Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Life Insurance
The Company has purchased life insurance policies on certain key executives. Life insurance is measured at the amount that could be realized under the insurance contract as of the balance sheet date, which is generally the cash surrender value of the policy.
Subsequent Events
Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2017, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of            .
Reclassifications
Certain reclassifications have been made to the 2016 consolidated financial statements to conform to the 2017 classifications.
Recent Accounting Pronouncements
The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB):
ASU 2017-08 “Receivables — Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The Company adopted this accounting standard for the year ended December 31, 2017.
The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company’s financial statements in future reporting periods.
ASU No. 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its financial statements.
ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-02 will have on the Company’s consolidated financial position, results of operations and disclosures.
ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard makes a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This standard is effective for financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations, except that the Company will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2018. Adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s financial statements.
NOTE 2 — Earnings Per Share
Earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares.
	Year Ended December 31,
	2017**	2016
Net income (loss)	$(186)	*
Basic potential common shares
Weighted average shares outstanding	6,612,500	*
Weighted average unallocated Employee Stock Ownership Plan Shares	(257,245)	*
Basic weighted average shares outstanding	6,355,255	*
Dilutive potential common shares	—	*
Diluted weighted average shares outstanding	6,355,255	*
Basic earnings (loss) per share	$(0.03)	*
Diluted earnings (loss) per share	$(0.03)	*

*
Earnings (loss) per share for the year ended December 31, 2016 is not applicable because the public offering was completed in October 2017.

**
Earnings (loss) per share for the year ended December 31, 2017 includes income attributed to the period prior to the initial public offering for the common shares issued.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 3 — Cash and Due from Banks
Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The Company was required to maintain reserve balances with the Federal Reserve Bank of  $0 as of both December 31, 2017 and 2016.
In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of  $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.
NOTE 4 — Available for Sale Securities
Amortized costs and fair values of available for sale securities are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Obligations of the US government and US government sponsored agencies	$2,211	$11	$(2)	$2,220
Obligations of states and political subdivisions	13,102	104	(69)	13,137
Mortgage-backed securities	33,908	14	(455)	33,467
Certificates of deposit	4,000	6	(9)	3,997
Corporate debt securities	5,171	29	(9)	5,191
Total available for sale securities	$58,392	$164	$(544)	$58,012
December 31, 2016
Obligations of the US government and US government sponsored agencies	$3,885	$36	$(2)	$3,919
Obligations of states and political subdivisions	15,606	104	(148)	15,562
Mortgage-backed securities	23,155	39	(302)	22,892
Certificates of deposit	1,000	17	(3)	1,014
Corporate debt securities	5,159	76	(9)	5,226
Total available for sale securities	$48,805	$272	$(464)	$48,613

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 4 — Available for Sale Securities – (continued)

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of the US government and US government sponsored agencies	$235	$(2)	$—	$—	$235	$(2)
Obligations of states and political subdivisions	3,180	(23)	2,660	(46)	5,840	(69)
Mortgage-backed securities	22,685	(213)	9,270	(242)	31,955	(455)
Certificates of deposit	2,492	(9)	—	—	2,492	(9)
Corporate debt securities	2,683	(8)	250	(1)	2,933	(9)
Total	$31,275	$(255)	$12,180	$(289)	$43,455	$(544)
December 31, 2016
Obligations of the US government and US government sponsored agencies	$733	$(1)	$179	$(1)	$912	$(2)
Obligations of states and political subdivisions	7,087	(148)	—	—	7,087	(148)
Mortgage-backed securities	15,370	(278)	1,365	(24)	16,735	(302)
Certificates of deposit	247	(3)	—	—	247	(3)
Corporate debt securities	1,590	(8)	249	(1)	1,839	(9)
Total	$25,027	$(438)	$1,793	$(26)	$26,820	$(464)

The Company held 100 securities with aggregate depreciation of less than 2% from the Company’s amortized cost basis at December 31, 2017. It is the opinion of management that the unrealized losses in these securities are a result of fluctuations in prevailing interest rates and a decrease in market liquidity and not a result of an impairment in the credit quality of the investment. In addition, the Company does not have the intent to sell the securities, and it is more likely than not that it will not be required to sell the securities before the recovery of the losses. Based on this information, management believes the unrealized losses are temporary in nature.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 4 — Available for Sale Securities – (continued)

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:
	December 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through 5 years	9,412	9,439
Due after 5 years through 10 years	7,679	7,703
Due after 10 years	7,393	7,403
Subtotal	$24,484	$24,545
Mortgage-backed securities	33,908	33,467
Total	$58,392	$58,012

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses:
	Years ended December 31,
	2017	2016
Proceeds from sale of securities	$6,856	$9,485
Gross gains	86	133
Gross losses	(66)	(4)
No securities were pledged at December 31, 2017 or December 31, 2016.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans
Major classifications of loans are as follows:
	December 31, 2017	December 31, 2016
Commercial
Development	$1,498	$2,526
Real estate	53,202	42,276
Commercial and industrial	10,135	7,617
Residential real estate and consumer
1-4 family owner-occupied	47,448	50,284
1-4 family investor-owned	33,658	34,633
Multifamily	31,677	31,905
Consumer	1,613	1,582
Subtotal	$179,231	$170,823
Deferred loan fees	(74)	(88)
Loans in process	(6,002)	(2,283)
Allowance for loan losses	(1,800)	(1,478)
Net loans	$171,355	$166,974

Deposit accounts in an overdraft position and reclassified as loans approximated $2 and $3 at December 31, 2017, and December 31, 2016, respectively.
A summary of the activity in the allowance for loan losses by portfolio segment is as follows:
	Commercial	Residential real estate and consumer	Total
December 31, 2017
Beginning balance	$348	$1,130	$1,478
Provision for loan losses	312	107	419
Loans charged off	—	(133)	(133)
Recoveries of loans previously charged off	—	36	36
Total ending allowance balance	$660	$1,140	$1,800
December 31, 2016
Beginning balance	$497	$1,054	$1,551
Provision (credit) for loan losses	(149)	993	844
Loans charged off	—	(917)	(917)
Recoveries of loans previously charged off	—	—	—
Total ending allowance balance	$348	$1,130	$1,478

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:
	Commercial	Residential real estate and consumer	Total
December 31, 2017
Loans:
Individually evaluated for impairment	$192	$2,112	$2,304
Collectively evaluated for impairment	64,643	112,284	176,927
Total loans	$64,835	$114,396	$179,231
Allowance for loan losses:
Individually evaluated for impairment	$—	$179	$179
Collectively evaluated for impairment	660	961	1,621
Total allowance for loan losses	$660	$1,140	$1,800

	Commercial	Residential real estate and consumer	Total
December 31, 2016
Loans:
Individually evaluated for impairment	$140	$5,038	$5,178
Collectively evaluated for impairment	52,279	113,366	165,645
Total loans	$52,419	$118,404	$170,823
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	348	1,130	1,478
Total allowance for loan losses	$348	$1,130	$1,478

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

Information regarding impaired loans follows:
As of December 31, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$375	$330	$179	$312	$8
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	198	192	—	204	—
Residential real estate and consumer
1-4 family owner-occupied	1,158	1,099	—	1,443	1
1-4 family investor-owned	716	683	—	1,289	24
Total loans with no related allowance	2,072	1,974	—	2,936	25
Total impaired loans	$2,447	$2,304	$179	$3,248	$33

As of December 31, 2016	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Real estate	$14	$14	$—	$14	$1
Commercial and industrial	129	126	—	135	—
Residential real estate and consumer
1-4 family owner-occupied	2,363	2,104	—	2,310	20
1-4 family investor-owned	2,707	2,466	—	2,592	73
Multifamily	513	468	—	483	10
Total impaired loans	$5,726	$5,178	$—	$5,534	$104

As of December 31, 2017, approximately $50 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties. There were no additional funds committed to impaired loans as of December 31, 2016.
The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.
Commercial loans are generally evaluated using the following internally prepared ratings:
“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectibility of the contractual loan payments is highly probable.
“Special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectibility of the contractual loan payments is still probable.
“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectibility of the contractual loan payments is no longer probable.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectibility of the contractual loan payments is unlikely.
Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:
	Pass	Special Mention	Substandard	Doubtful	Totals
December 31, 2017
Development	$1,498	$—	$—	$—	$1,498
Real estate	51,939	1,263	—	—	53,202
Commercial and industrial	9,435	586	114	—	10,135
1-4 family investor owned	31,964	1,449	149	96	33,658
Multifamily	31,677	—	—	—	31,677
Totals	$126,513	$3,298	$263	$96	$130,170
December 31, 2016
Development	$2,526	$—	$—	$—	$2,526
Real estate	42,042	234	—	—	42,276
Commercial and industrial	6,895	595	127	—	7,617
1-4 family investor owned	31,114	2,709	720	90	34,633
Multifamily	31,442	220	243	—	31,905
Totals	$114,019	$3,758	$1,090	$90	$118,957

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.
Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:
	Performing	Non- performing	Totals
December 31, 2017
1-4 family owner-occupied	46,349	1,099	47,448
Consumer	1,613	—	1,613
	$47,962	$1,099	$49,061
December 31, 2016
1-4 family owner-occupied	48,180	2,104	50,284
Consumer	1,582	—	1,582
	$49,762	$2,104	$51,866

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

Loan aging information follows:
	Loans Past Due				Nonaccrual Loans
	Current Loans	30 – 89 Days	90+ Days	Total Loans
December 31, 2017
Commercial
Development	$1,498	$—	$—	$1,498	$—
Real estate	53,202	—	—	53,202	—
Commercial and industrial	9,946	75	114	10,135	114
Residential real estate and consumer
1-4 family owner-occupied	46,943	436	69	47,448	580
1-4 family investor-owned	33,209	205	244	33,658	549
Multifamily	31,677	—	—	31,677	—
Consumer	1,607	6	—	1,613	—
Total	$178,082	$722	$427	$179,231	$1,243
December 31, 2016
Commercial
Development	$2,526	$—	$—	$2,526	$—
Real estate	42,276	—	—	42,276	—
Commercial and industrial	7,563	54	—	7,617	126
Residential real estate and consumer
1-4 family owner-occupied	48,134	1,743	407	50,284	1,698
1-4 family investor-owned	33,896	170	567	34,633	827
Multifamily	31,905	—	—	31,905	248
Consumer	1,580	2	—	1,582	—
Total	$167,880	$1,969	$974	$170,823	$2,899

There are no loans 90 or more days past due and accruing interest as of December 31, 2017 or 2016.
Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.
Nonperforming loans are as follows:
As of December 31	2017	2016
Nonaccrual loans, other than troubled debt restructurings	$274	$12
Nonaccrual loans, troubled debt restructurings	969	2,887
Total nonperforming loans (NPLs)	1,243	2,899
Restructured loans, accruing	$661	$2,279

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt-restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms.
The following presents information regarding new modifications of loans classified as troubled debt restructurings during the years ended December 31, 2017 and 2016. All troubled debt restructurings are classified as impaired loans. The recorded investment presented in the following tables does not include specific reserves for loan losses recognized for these loans, which totaled 0 at December 31, 2017 and December 31, 2016.
	Number of Modifications	Pre-Modification Investment	Post-Modification Investment
December 31, 2017
Commercial:
Commercial and industrial	1	$88	$88
	1	$88	$88
December 31, 2016
Commercial:
Real estate	1	$14	$14
Commercial and industrial	1	127	127
Residential real estate and consumer:
1 – 4 family owner-occupied	3	329	329
1 – 4 family investor-owned	26	1,947	1,947
Multifamily	1	220	220
	32	$2,637	$2,637

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. Two 1 – 4 family investor-owned properties totaling $331 defaulted in 2017 that were restructured within twelve months. $82 was charged to the allowance for loan losses relating to these properties. No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2016.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

The Company continues to evaluate purchased loans for impairment in accordance with US GAAP. The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected under the loans. The following table reflects the carrying value of all purchased loans:
	Contractually Required Payments Receivable		Carrying Value of Purchased Loans
	Credit Impaired	Non-Credit Impaired
As of December 31, 2017
Commercial
Real estate	$—	$8,444	$8,380
Residential real estate and consumer
1-4 family owner-occupied	146	6,709	6,753
1-4 family investor-owned	149	10,558	10,591
Multifamily	—	5,425	5,372
Consumer	—	—	—
Totals	$295	$31,136	$31,096

	Contractually Required Payments Receivable		Carrying Value of Purchased Loans
	Credit Impaired	Non-Credit Impaired
As of December 31, 2016
Commercial
Real estate	$—	$9,238	$9,113
Residential real estate and consumer
1-4 family owner-occupied	386	9,374	9,546
1-4 family investor-owned	418	13,164	13,294
Multifamily	248	6,463	6,599
Consumer	—	—	—
Totals	$1,052	$38,239	$38,552

As of December 31, 2017, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $295 and $31,136, respectively. The cash flows expected to be collected related to principal as of December 31, 2017 on all purchased loans is $31,096. As a result, there is approximately $334 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2017. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.
As of December 31, 2016, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $1,052 and $38,239, respectively. The cash flows expected to be collected related to principal as of December 31, 2016 on all purchased loans is $38,552. As a result, there was

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 5 — Loans – (continued)

approximately $739 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2016. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.
The change in carrying amount of accretable yield for purchased loans was as follows:
	For years ended December 31,
	2017	2016
Beginning Balance	$739	$1,193
Additions	—	—
Accretion	(405)	(454)
Ending Balance	$334	$739

NOTE 6 — Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:
	December 31,
	2017	2016
Land	$479	$765
Buildings	4,919	8,417
Leasehold improvements	153	—
Furniture and equipment	1,233	1,318
Totals	6,784	10,500
Less: Accumulated depreciation	1,494	2,890
Premises and equipment, net	$5,290	$7,610

Depreciation expense was $460 and $473 for the years ended December 31, 2017 and 2016, respectively.
During 2017, the Company sold and leased back two of its office buildings. The Bay View building was sold for $700, resulting in a net loss of approximately $8. The Racine Avenue building was sold for $1,200, resulting in a gain of approximately $59. In conjunction with the sales, the Company entered into ten-year leases, with options to renew for two additional five-year terms. Rent expense for all operating leases was $46 and $0 in 2017 and 2016, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 6 — Premises and Equipment – (continued)

Rent commitments, before considering renewal options that are present, are as follows as of December 31, 2017:
2018	$165
2019	167
2020	153
2021	143
2022	146
Thereafter	735
$1,509

The Company made a charitable donation of the former branch office located in downtown Waukesha during July 2017, valued at $273.
The Company also entered into a lease with a tenant for a portion of the Brookfield branch, commencing June 1, 2017 through May 31, 2024. As of December 31, 2017, minimum future rents receivable are as follows:
2018	$95,569
2019	97,479
2020	99,428
2021	101,417
2022	103,446
Thereafter	167,224
$664,563

NOTE 7 — Deposits
The composition of deposits are as follows:
	December 31,
	2017	2016
Non-interest bearing checking	$22,271	$12,692
Interest bearing checking	4,017	7,928
Money market	54,472	58,513
Statement savings accounts	14,030	9,613
Health savings accounts	11,335	11,396
Certificates of deposit	76,788	84,497
Total	$182,913	$184,639

Certificates of deposit that meet or exceed the FDIC insurance limit of  $250 totaled $12,424 and $8,385 at December 31, 2017 and 2016, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 7 — Deposits – (continued)

The scheduled maturities of certificates of deposit are as follows as of December 31, 2017:
2018	$45,788
2019	17,333
2020	7,544
2021	4,488
2022	1,635
Total	$76,788

NOTE 8 — FHLB Advances
FHLB advances consist of the following:
	2017		2016
	Rates	Amount	Rates	Amount
Fixed rate, fixed term advances	1.42% – 1.92%	4,750	0.82% – 1.92%	8,777
Discount note floater		—	0.45%	2,500
Fixed term advances with floating spread	1.39% – 1.96%	8,000	.91% – 1.63%	10,000
Total		$12,750		$21,277

The following is a summary of scheduled maturities of fixed term FHLB advances as of December 31, 2017:
	Fixed Rate Advances		Adjustable Rate Advances		Total Amount
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2018	—	—	1.39%	2,000	$2,000
2019	1.78%	2,750	1.58%	2,000	$4,750
2020	1.62%	2,000	1.74%	2,000	$4,000
2021	—	—	1.96%	2,000	$2,000
Total	1.71%	$4,750	1.67%	$8,000	$12,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.
The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $135,760 and $144,859 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at December 31, 2017 and 2016, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $514 and $1,347 of FHLB stock owned by the Company at December 31, 2017 and 2016.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 8 — FHLB Advances – (continued)

At December 31, 2017, the Company’s available and unused portion of this borrowing agreement was $2,000. At December 31, 2016, the Company’s available and unused portion of this borrowing agreement totaled approximately $13,400. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits.
In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of December 31, 2017 or December 31, 2016. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.
NOTE 9 — Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. To be eligible to participate, an employee must have completed 1,000 hours of service and be 21 years of age or older. The Company matches 100% of employee contributions up to 4% of their annual compensation. The Company may also make nonelective contributions to the plan at the discretion of the Board of Directors. Expense charged to operations for this plan was $127 and $162 for the years ended December 31, 2017 and 2016, respectively.
NOTE 10 — Income Taxes
The provision for income taxes included in the accompanying financial statements consists of the following components:
	Years ended December 31,
	2017	2016
Current Taxes (Benefit)
Federal	$192	$4
State	76	(5)
	268	(1)
Deferred Income Taxes
Federal	(311)	(145)
State	(46)	(10)
	(357)	(155)
Impact of Deferred Tax Asset Restatement	353	—
Total Provision for Income Taxes	$264	$(156)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 10 — Income Taxes – (continued)

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:
	As of December 31,
	2017	2016
Deferred Tax Assets
Allowance for loan losses	$490	$582
Deferred compensation	120	176
Real estate owned	—	10
Non-accrual interest	30	43
Purchase accounting	17	88
Federal net operating loss carryforwards	—	123
State net operating loss carryforwards	—	15
AMT credit	108	77
Unrealized loss on available for sale securities	133	67
Charitable contribution carryforward	235	—
Other	11	44
Deferred Tax Assets	$1,144	$1,225
Deferred Tax Liabilities
Depreciation and amortization	(17)	(78)
FHLB stock	(30)	(113)
Other	(7)	(14)
Deferred Tax Liabilities	$(54)	$(205)
Net Deferred Tax Asset	$1,090	$1,020

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective for the Company beginning January 1, 2018. As a result of the tax rate reduction in the Act, the Company reduced its net deferred tax asset during the year ended December 31, 2017, by $353, which was recognized as additional income tax expense.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 10 — Income Taxes – (continued)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:
	Years ended December 31,
	2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$27	34.00%	$5	34.00%
Adjustments for
Tax exempt interest on municipal obligations	(45)	-57.69%	(84)	-566.37%
State income taxes, net of federal income tax benefit	20	25.64%	(10)	-66.67%
Increase in CSV of life insurance	(67)	-85.90%	(67)	-445.83%
Impact of Deferred Tax Asset Restatement	353	452.56%	—	0.00%
Other	(24)	-30.77%	—	0.00%
Provision (credit) for income taxes	$264	337.85%	$(156)	-1053.59%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2013.
At December 31, 2016, the Company had a state net operating loss carryover of approximately $270 that will expire in 2036. The Company had a federal net operating loss carryover of approximately $0 and $362 at December 31, 2017 and December 31, 2016, respectively, that will expire in 2036.
NOTE 11 — Commitments and Contingencies
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at December 31, 2017.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. Since some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Company.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 11 — Commitments and Contingencies – (continued)

The contract amounts of credit-related financial instruments at December 31, 2017 and 2016 are summarized below:
	Notional Amount
	2017	2016
Unused lines of credit
Fixed	4,497	3,234
Variable	10,807	10,022
Undisbursed portion of loan proceeds, fixed	6,002	2,283
Standby letters of credit, variable	822	537
Unused commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date. All of these commitments are at variable rates.
The undisbursed portion of loan proceeds represents undrawn amounts under construction loans. These loans are generally secured by real estate and generally have a specific maturity date.
Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the financial statements, since recording the fair value of these guarantees would not have a significant impact on the financial statements.
The Company sells loans to investors and does not retain servicing responsibilities. Upon sale, the risk of credit loss is passed to the investor, unless the loan is sold with recourse. For loans sold without recourse, the Company does not retain the risk of loss should a loan, previously sold, go into default, unless it is determined that such loan was not within the agreed-upon underwriting guidelines due to negligence on the part of the Company or fraud on the part of the borrower. Such risk retention is standard within the mortgage banking industry. The Company’s exposure relating to the fair value of the representations and warranties and other recourse obligations is not material. The Company is contingently liable in the amount of  $3,647 relating to loans sold with recourse at December 31, 2017 and $9,555 as of December 31, 2016. All recourse provisions expire within four months from when the loan is sold.
NOTE 12 — Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Company’s cash and cash equivalents are held in demand accounts with various institutions. The Company’s investments are held in a variety of interest bearing investments including obligations from the U.S. government and government sponsored agencies and certificates of deposit. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Practically all of the Company’s loans and commitments have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 4.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 13 — Related-Party Transactions
A summary of loans to directors, executive officers, and their affiliates follows:
	Years ended December 31,
	2017	2016
Beginning balance	$2,853	$2,796
Adjustments for changes in directors and executive officers	—	(140)
New loans	9,976	545
Less: Participations sold	(5,913)	—
Repayments	(219)	(348)
Ending balance	$6,697	$2,853

Deposits from directors, executive officers, and their affiliates totaled $1,333 and $1,167 at December 31, 2017 and 2016, respectively.
The Company utilizes the services of a law firm in which one of the Company’s directors is a partner. Fees paid to the firm were $38 and $81 during the years ended 2017 and 2016, respectively. The Company also has an operating lease with the law firm for office space through 2020. Rent paid in 2017 pertaining to this lease was $16.
To further the Company’s commitment to the local community, $250,000 cash as well as 25,000 shares of stock were donated to a charitable foundation established by the Company as part of the reorganization and offering in 2017.
NOTE 14 — Foreclosed Assets
Foreclosed Assets consists of two owner-occupied 1-4 family properties as of December 31, 2017 totaling $619 and one foreclosed commercial real estate property totaling $667 at December 31, 2016. There were no foreclosed residential real estate loans at December 31, 2016. Residential real estate loans that are in the process of foreclosure totaled $165 and $307 at December 31, 2017 and 2016, respectively.
NOTE 15 — Fair Value
Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.
Following is a brief description of each level of the fair value hierarchy:
Level 1 — Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.
Level 2 — Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.
Level 3 — Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 15 — Fair Value – (continued)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.
Following is a description of the Company’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.
Available for sale securities — Available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.
Loans — Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. Independent appraisals are obtained that utilize one or more valuation methodologies-typically they will incorporate a comparable sales approach and an income approach. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recent appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.
Foreclosed assets — Real estate acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 15 — Fair Value – (continued)

Assets measured at fair value on a recurring basis are summarized below:
	Recurring Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2017
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$2,220	$—	$2,220
Obligations of states and political subdivisions	—	13,137	—	13,137
Mortgage-backed securities	—	33,467	—	33,467
Certificates of deposit	—	3,997	—	3,997
Corporate debt securities	—	5,191	—	5,191
Total	$—	$58,012	$—	$58,012
As of December 31, 2016
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$3,919	$—	$3,919
Obligations of states and political subdivisions	—	15,562	—	15,562
Mortgage-backed securities	—	22,892	—	22,892
Certificates of deposit	—	1,014	—	1,014
Corporate debt securities	—	5,226	—	5,226
Total	$—	$48,613	$—	$48,613

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 15 — Fair Value – (continued)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:
	Nonrecurring Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2017
Assets:
Loans	$—	$—	$151	$151
Foreclosed assets	—	—	619	619
As of December 31, 2016
Assets:
Foreclosed assets	$—	$—	$667	$667

Loans with a carrying amount of  $330 were considered impaired and were written down to their estimated fair value of  $151 as of December 31, 2017. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $179 as of December 31, 2017. There were no loans with specific allowances as of December 31, 2016.
Foreclosed assets with a carrying amount of  $619 and $667 were determined to be at their fair value as of December 31, 2017 and December 31, 2016, respectively.
The following presents quantitative information about nonrecurring Level 3 fair value measurements:
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/ Weighted Average
As of December 31, 2017
Impaired loans	$151	Market and/or income approach	Management discount on appraised values	10% – 20%
Foreclosed assets	$619	Market and/or income approach	Management discount on appraised values	10% – 20%
As of December 31, 2016
Foreclosed assets	$667	Market and/or income approach	Management discount on appraised values	10% – 20%
The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.
Cash and cash equivalents — Fair value approximates the carrying value.
Loans held for sale — Fair value is based on commitments on hand from investors or prevailing market prices.
Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 15 — Fair Value – (continued)

be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.
FHLB stock — Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.
Accrued interest receivable and payable — Fair value approximates the carrying value.
Cash value of life insurance — Fair value is based on reported values of the assets.
Deposits and advance payments by borrowers for taxes and insurance — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.
FHLB Advances — Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of those borrowings.
The carrying value and estimated fair value of financial instruments follow:
	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,813	$11,813	$—	$—
Available for sale securities	58,012	—	58,012	—
Loans held for sale	109	—	109	—
Loans	171,355	—	—	171,729
Accrued interest receivable	782	782	—	—
Cash value of life insurance	6,558	—	—	6,558
FHLB stock	514	—	—	514
Financial liabilities:
Deposits	182,913	106,125	—	76,099
Advance payments by borrowers for taxes and insurance	36	36	—	—
FHLB advances	12,750	—	—	12,597
Accrued interest payable	37	37	—	—

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 15 — Fair Value – (continued)

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,911	$6,911	$—	$—
Available for sale securities	48,613	—	48,613	—
Loans held for sale	592	—	592	—
Loans	166,974	—	—	167,628
Accrued interest receivable	760	760	—	—
Cash value of life insurance	6,352	—	—	6,352
FHLB stock	1,347	—	—	1,347
Financial liabilities:
Deposits	184,639	100,142	—	83,907
Advance payments by borrowers for taxes and insurance	33	33	—	—
FHLB advances	21,277	—	—	21,139
Accrued interest payable	29	29	—	—
Limitations — The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the consolidated balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 16 — Equity and Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2017, that the Bank meet all applicable capital adequacy requirements.
As of December 31, 2017, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2017 that management believes have changed the category.
The Bank’s actual capital amounts and ratios are presented in the following tables:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:
Leverage (Tier 1)	$47,513	17.2%	$11,051	4.0%	$13,813	5.0%
Risk Based:
Common Tier 1	47,513	26.8	7,973	4.5	11,517	6.5
Tier 1	47,513	26.8	10,631	6.0	14,174	8.0
Total	49,313	27.8	14,174	8.0	17,718	10.0
December 31, 2016:
Leverage (Tier 1)	$34,052	13.9%	$9,778	4.0%	$12,222	5.0%
Risk Based:
Common Tier 1	34,052	20.9	7,344	4.50	10,608	6.50
Tier 1	34,052	20.9	9,792	6.00	13,056	8.00
Total	35,530	21.8	13,056	8.00	16,320	10.00

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
(In thousands, except share data)

NOTE 17 — Intangible Assets
The core deposit premium intangible asset had a gross carrying amount of  $161 and accumulated amortization of  $58 at December 31, 2017. The core deposit premium intangible asset had a gross carrying amount of  $161 and accumulated amortization of  $42 at December 31, 2016. Aggregate amortization expense for the years ended December 31, 2017 and 2016 was $16 and $16.
The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years. The projections of amortization expense are based on existing asset balances:
As of December 31, 2017
2018	$16
2019	16
2020	16
2021	16
2022	16
NOTE 18 — Deferred Compensation
The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements was $442 at December 31, 2017 and $446 at December 31, 2016. The amount charged to operations was $51 and $132 for the twelve months ended December 31, 2017 and 2016.
NOTE 19 — Employee Stock Ownership Plan
The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending September 30. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.
As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended December 31, 2017, 2,947 shares were committed to be released. During the years ended December 31, 2017, the average fair value per share of stock was $11.00 resulting in total ESOP compensation expense of  $32 for the year ended December 31, 2017. The ESOP shares as of December 31 were as follows:
2017
Shares committed to be released and allocated to participants	2,947
Total unallocated shares	256,263
Total ESOP shares	259.210

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FFBW, Inc.
Date: March 29, 2018	By: /s/ Edward H. Schaefer Edward H. Schaefer President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Edward H. Schaefer Edward H. Schaefer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
/s/ Nikola B. Schaumberg Nikola B. Schaumberg	Principal Financial Officer (Principal Financial and Accounting Officer)	March 29, 2018
/s/ James A. Tarantino James A. Tarantino	Chairman of the Board	March 29, 2018
/s/ Kathryn Sawyer Gutenkunst Kathryn Sawyer Gutenkunst	Director	March 29, 2018
/s/ Stephen W. Johnson Stephen W. Johnson	Director	March 29, 2018
/s/ Thomas C. Martin Thomas C. Martin	Director	March 29, 2018
/s/ Thomas L. McKeever Thomas L. McKeever	Director	March 29, 2018
/s/ Michael J. Pjevach Michael J. Pjevach	Director	March 29, 2018
/s/ Daniel D. Resheter Daniel D. Resheter	Director	March 29, 2018
/s/ Gary D. Riley Gary D. Riley	Director	March 29, 2018