Form 10-Q
period 2018-03-31
FFBW, Inc.
filed 2018-05-02
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

6,612,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 2, 2018.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

(Dollars in Thousands)

	March 31,	December 31,
	2018	2017
Assets

Cash and due from banks	$2,610	$3,285
Fed funds sold	6,590	8,528
Cash and cash equivalents	9,200	11,813
Available for sale securities, stated at fair value	59,953	58,012
Loans held for sale	-	109
Loans, net of allowance for loan and lease losses of $1,809 and $1,800, respectively	176,480	171,355
Premises and equipment, net	5,226	5,290
Foreclosed assets	306	619
FHLB stock, at cost	512	514
Accrued interest receivable	808	782
Cash value of life insurance	6,604	6,558
Other assets	1,514	1,429

TOTAL ASSETS	$260,603	$256,481

Liabilities and Equity

Deposits	$187,140	$182,913
Advance payments by borrowers for taxes and insurance	426	36
FHLB advances	12,750	12,750
Accrued interest payable	211	37
Other liabilities	1,037	1,256
Total liabilities	$201,564	$196,992

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017, respectively)	$-	$-
Common stock ($0.01 par value, 19,000,000 authorized, 6,612,500 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	66	66
Additional paid in capital	28,299	28,296
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (253,023 and 256,263 shares at March 31, 2018 and December 31, 2017, respectively)	(2,531)	(2,563)
Retained earnings	34,060	33,937
Accumulated other comprehensive loss, net of income taxes	(855)	(247)
Total equity	$59,039	$59,489

TOTAL LIABILITIES AND EQUITY	$260,603	$256,481

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in Thousands, except Per Share Data)

	Three months ended March 31,
	2018	2017

Interest and dividend income:
Loans, including fees	$1,975	$1,853
Securities
Taxable	340	241
Tax-exempt	23	35
Other	16	4

Total interest and dividend income	2,354	2,133

Interest Expense:
Interest-bearing deposits	346	319
Borrowed funds	53	58

Total interest expense	399	377

Net interest income	1,955	1,756
Provision for loan losses	115	51

Net interest income after provision for loan losses	1,840	1,705

Noninterest income:
Service charges and other fees	94	59
Net gain on sale of loans	39	86
Net gain on sale of securities	8	-
Increase in cash surrender value of insurance	46	50
Other noninterest income	24	4

Total noninterest income	211	199

Noninterest expense:
Salaries and employee benefits	1,053	1,012
Occupancy and equipment	251	286
Data processing	171	156
Foreclosed assets, net	46	8
Professional fees	142	110
Other	212	249

Total noninterest expense	1,875	1,821

Income before income taxes	176	83
Provision for income taxes	53	2

Net income	$123	$81

Earnings per share
Basic	$0.02	N/A
Diluted	$0.02	N/A

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income

Three Months Ended March 31, 2018 and 2017, (Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2018	2017

Net income	$123	$81
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	(694)	117
Reclassification adjustment for gains realized in net income	(8)	-
Other comprehensive income (loss) before tax effect	(702)	117
Tax effect of other comprehensive income items	94	(41)
Other comprehensive income (loss), net of tax	(608)	76
Comprehensive income (loss)	$(485)	$157

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Three Months Ended March 31, 2018 and 2017, (Unaudited)

(Dollars in Thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	-	-	-	-	$34,123	$(125)	$33,998
Net income					81	-	81
Other comprehensive income					-	76	76
Balance at March 31, 2017	-	-	-	-	34,204	(49)	34,155

Balance at December 31, 2017	6,612,500	66	28,296	(2,563)	33,937	(247)	$59,489
Net income					123	-	123
ESOP shares committed to be released (3,240 shares)			3	32			35
Other comprehensive loss					-	(608)	(608)
Balance at March 31, 2018	6,612,500	$66	$28,299	$(2,531)	$34,060	$(855)	$59,039

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Dollars in Thousands)

	For the three months ended March 31,
	2018	2017
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$123	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115	51
Depreciation	83	122
Accretion of loan portfolio discount and deposit premium	(30)	(93)
Net amortization (accretion) on available for sale securities available for sale	138	142
Loss (gain) on sales and impairments of foreclosed assets	29	(12)
Gain on sale of available for sale securities	(8)	-
Increase in cash surrender value of life insurance	(46)	(50)
Accretion of discount on FHLB advances	-	(7)
ESOP compensation	35	-
Changes in operating assets and liabilities:
Accrued interest receivable	(26)	(16)
Loans held for sale	109	324
Other assets	9	(3)
Accrued interest payable	174	179
Other liabilities	(219)	(433)
Net cash provided by operating activities	486	285

Cash flows from investing activities:
Proceeds from sales of available for sale securities	3,435	-
Maturities, calls, paydowns on available for sale securities	1,659	1,794
Purchases of available for sale securities	(7,867)	(250)
Net (increase) decrease in loans	(5,427)	867
Purchases of premises and equipment	(19)	(191)
Proceeds from redemption of FHLB stock	2	608
Proceeds from sale of equipment	-	-
Purchase of life insurance	-	-
Proceeds from sale of foreclosed assets	505	298
Net cash (used) provided by investing activities	(7,712)	3,126

Cash flows from financing activities:
Net increase (decrease) in deposits	4,223	(4,105)
Net increase in advance payments by borrowers for taxes and insurance	390	268
Net increase (decrease) in FHLB open line of credit	-	1,000
Repayments of FHLB advances	-	(2,500)
Proceeds from FHLB advances	-	-
Net cash (used) provided in financing activities	4,613	(5,337)
Net increase (decrease) in cash and cash equivalents	(2,613)	(1,926)
Cash and cash equivalents at beginning	11,813	6,911
Cash and cash equivalents at end	$9,200	$4,985

Supplemental Cash Flow Disclosures:
Cash paid for interest	$225	$197
Cash paid for income taxes	20	-
Loans transferred to foreclosed assets	221	456
Financed sales of foreclosed assets	21	-

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Form 10-Q

Notes to Financial Statements (Unaudited – Dollars in Thousands)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of FFBW, Inc. and its wholly-owned subsidiary (collectively the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Note 2 – Nature of Business and Summary of Significant Accounting Policies

Organization

On October 10, 2017, First Federal Bank of Wisconsin (“the Bank”) converted to a stock savings bank and is reorganized into the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., (the “Company”) which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the Company’s outstanding common upon the completion of the reorganization and stock issuance.  FFBW, Inc. is organized as a corporation under the laws of the United States.  FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of FFBW, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  Reorganization costs of $1,394 were recognized.

At March 31, 2018, the significant assets of the Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and non-maturity deposits in the Federal Home Loan Bank of Chicago (FHLB). The Company may at times maintain balances at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Available for Sale Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors.  Securities classified as available for sale are carried at fair value.  Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

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

Loans Acquired in a Transfer

The Company acquires loans (including debt securities) individually and in groups or portfolios. These loans are initially measured at fair value with no allowance for loan losses. The Company's allowance for loan losses on all acquired loans reflect only those losses incurred subsequent to acquisition.

Certain acquired loans may have experienced deterioration of credit quality between origination and the Company's acquisition of the loans. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (for example, credit score, loan type, and date of origination). The Company considers expected prepayments and estimates the amount and timing of undiscounted principal, interest, and other cash flows expected at acquisition for each loan and aggregated pool of loans. The excess of the loan's or pool's scheduled contractual principal and interest payments over all cash flows expected at acquisition is calculated as the nonaccretable difference. The excess of cash flows expected to be collected over the fair value of each loan or pool (accretable yield) is accreted into interest income over the remaining life of the loan or pool.

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

1-4 family owner-occupied: These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Also included in this category are junior liens on 1-4 family residential properties. Underwriting standards for single family loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

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

Federal Home Loan Bank Stock

The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. During the periods shown, the Company did not recognize any interest or penalties related to income tax expense in its statement of income.

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

Other Comprehensive Income (Loss)

Other comprehensive loss is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized loss on securities available for sale, net of tax and is shown on the statements of equity. Reclassification adjustments out of other comprehensive loss for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of income.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2018, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of May 2, 2018.

Recent Accounting Pronouncements

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

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company's financial statements in future reporting periods.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2018. Adoption of ASU No. 2014-04 and ASU 2015-14 is not expected to have a material impact on the Company’s financial statements, but significant disclosures to the Notes thereto will be required.

Note 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares.

	Three Months Ended March 31,
	2018	2017*
Net income	123	*
Basic potential common shares
Weighted average shares outstanding	6,612,500	*
Weighted average unallocated Employee Stock Ownership Plan Shares	(254,103)	*
Basic weighted average shares outstanding	6,358,397	*
Dilutive potential common shares	-	*
Dilutve weighted average shares outstanding	6,358,397	*
Basic earnings per share	$0.02	*
Diluted earnings per share	$0.02	*

* Earnings per share for the three months ended March 31, 2017 is not applicable because the public offering was completed in October 2017.

Note 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Obligations of the US government and US government sponsored agencies	$1,957	$5	$(6)	$1,956
Obligations of states and political subdivisions	9,940	48	(121)	9,867
Mortgage-backed securities	40,011	18	(913)	39,116
Certificates of deposit	4,000	1	(57)	3,944
Corporate debt securities	5,127	8	(65)	5,070
Total available for sale securities	$61,035	$80	$(1,162)	$59,953

December 31, 2017
Obligations of the US government and US government sponsored agencies	$2,211	$11	$(2)	$2,220
Obligations of states and political subdivisions	13,102	104	(69)	13,137
Mortgage-backed securities	33,908	14	(455)	33,467
Certificates of deposit	4,000	6	(9)	3,997
Corporate debt securities	5,171	29	(9)	5,191
Total available for sale securities	$58,392	$164	$(544)	$58,012

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of the US government and US government sponsored agencies	$1,179	$(6)	$-	$-	$1,179	$(6)
Obligations of states and political subdivisions	4,475	(62)	2,628	(59)	7,103	(121)
Mortgage-backed securities	29,212	(579)	8,817	(334)	38,029	(913)
Certificates of deposit	3,693	(57)	-	-	3,693	(57)
Corporate debt securities	3,962	(65)	250	-	4,212	(65)
Total	$42,521	$(769)	$11,695	$(393)	$54,216	$(1,162)
December 31, 2017
Obligations of the US government and US government sponsored agencies	$235	$(2)	$-	$-	$235	$(2)
Obligations of states and political subdivisions	3,180	(23)	2,660	(46)	5,840	(69)
Mortgage-backed securities	22,685	(213)	9,270	(242)	31,955	(455)
Certificates of deposit	2,492	(9)	-	-	2,492	(9)
Corporate debt securities	2,683	(8)	250	(1)	2,933	(9)
Total	$31,275	$(255)	$12,180	$(289)	$43,455	$(544)

At March 31, 2018, the investment portfolio included 28 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 98 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2017, the investment portfolio included 27 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 73 securities available for sale, which had been in an unrealized loss position for less than twelve months. It is the opinion of management that the unrealized losses are a result of fluctuations in prevailing interest rates and a decrease in market liquidity and not an impairment in the credit quality of the investment. In addition, the Company does not have the intent to sell the securities, and it is more likely than not that it will not be required to sell the securities before the recovery of the losses. Based on this information, management believes the unrealized losses are temporary in nature.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	March 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$585	$585
Due after one year through 5 years	8,050	7,992
Due after 5 years through 10 years	5,728	5,654
Due after 10 years	6,661	6,606

Subtotal	$21,024	$20,837
Mortgage-backed securities	40,011	39,116

Total	$61,035	$59,953
16

Proceeds from sales of available for sale securities during the three months ended March 31, 2018 and the year ended December 31, 2017 were $3,435 and $6,856, respectively. Gross realized gains, during the three months ended March 31, 2018 and the year ended December 31, 2017 on these sales amounted to $23 and $86, respectively. Gross realized losses on these sales were $15 and $66, during the three months ended March 31, 2018 and year ended December 31, 2017, respectively.

No securities were pledged at March 31, 2018 or December 31, 2017.

Note 5 – Loans

Major classifications of loans are as follows:

		December 31,
	March 31, 2018	2017
Commercial
Development	$3,889	$1,498
Real estate	56,973	53,202
Commercial and industrial	9,520	10,135
Residential real estate and consumer
1-4 family owner-occupied	49,018	47,448
1-4 family investor-owned	33,285	33,658
Multifamily	30,599	31,677
Consumer	1,743	1,613
Subtotal	185,027	179,231
Deferred loan fees	(69)	(74)
Loans in process	(6,669)	(6,002)
Allowance for loan losses	(1,809)	(1,800)
Net loans	$176,480	$171,355

Analysis of the allowance for loan losses for the three months ended March 31, 2018 and 2017 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	78	37	115
Loans charged off	-	(106)	(106)
Recoveries of loans previously charged off	-	-	-
Balance at March 31, 2018	$738	$1,071	$1,809

Balance at December 31, 2016	$348	$1,130	$1,478
Provision for loan losses	120	(69)	51
Loans charged off	-	(86)	(86)
Recoveries of loans previously charged off	-	35	35
Balance at March 31, 2017	$468	$1,010	$1,478

Allowance for loan losses at March 31, 2018:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	$-	$100	$100
Collectively evaluated for impairment	738	971	1,709
Total allowance for loan losses	$738	$1,071	$1,809

Allowance for loan losses at December 31, 2017:
Individually evaluated for impairment	$-	$179	$179
Collectively evaluated for impairment	660	961	1,621
Total allowance for loan losses	$660	$1,140	$1,800

March 31, 2018	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$189	$1,728	$1,917
Collectively evaluated for impairment	70,193	112,917	183,110
Total loans	$70,382	$114,645	$185,027

December 31, 2017
Loans:
Individually evaluated for impairment	$192	$2,112	$2,304
Collectively evaluated for impairment	64,643	112,284	176,927
Total loans	$64,835	$114,396	$179,231

Analysis for loans evaluated for impairment as of March 31, 2018 and December 31, 2017, follows:

As of March 31, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loan with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$102	$100	$100	$100	$-

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	194	189	-	190	1
Residential real estate and consumer
1-4 family owner-occupied	1,169	1,103	-	1,110	6
1-4 family investor-owned	704	525	-	613	5
Total loans with no related allowance	2,067	1,817	-	1,913	12
Total impaired loans	$2,169	$1,917	$100	$2,013	$12

As of December 31, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loan with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$375	$330	$179	$312	$8

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	198	192	-	204	-
Residential real estate and consumer
1-4 family owner-occupied	1,158	1,099	-	1,443	1
1-4 family investor-owned	716	683	-	1,289	24
Total loans with no related allowance	2,072	1,974	-	2,936	25
Total impaired loans	$2,447	$2,304	$179	$3,248	$33

As of December 31, 2017, approximately $50 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties. At March 31, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2018 and December 31, 2017, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
March 31, 2018
Development	$3,889	$-	$-	$-	$3,889
Real estate	55,684	1,289	-	-	56,973
Commercial and industrial	8,923	484	113	-	9,520
1-4 family investor-owned	31,864	1,279	142	-	33,285
Multifamily	30,599	-	-	-	30,599
Totals	$130,959	$3,052	$255	$-	$134,266
December 31, 2017
Development	$1,498	$-	$-	$-	$1,498
Real estate	51,939	1,263	-	-	53,202
Commercial and industrial	9,435	586	114	-	10,135
1-4 family investor-owned	31,964	1,449	149	96	33,658
Multifamily	31,677	-	-	-	31,677
Totals	$126,513	$3,298	$263	$96	$130,170

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2018 and December 31, 2017, follows:

	Performing	Non-performing	Totals
March 31, 2018
1-4 family owner-occupied	47,915	1,103	49,018
Consumer	1,743	-	1,743
	$49,658	$1,103	$50,761
December 31, 2017
1-4 family owner-occupied	46,349	1,099	47,448
Consumer	1,613	-	1,613
	$47,962	$1,099	$49,061

Loan aging information as of March 31, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
March 31, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$3,889	$-	$-	$3,889	$-
Real estate	56,973	-	-	56,973	-
Commercial and industrial	9,407	-	113	9,520	113
Residential real estate and consumer
1-4 family owner-occupied	48,581	368	69	49,018	587
1-4 family investor-owned	33,143	-	142	33,285	242
Multifamily	30,599	-	-	30,599	-
Consumer	1,679	64	-	1,743	-
Total	$184,271	$432	$324	$185,027	$942

Loan aging information as of December 31, 2017, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2017	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$1,498	$-	$-	$1,498	$-
Real estate	53,202	-	-	53,202	-
Commercial and industrial	9,946	75	114	10,135	114
Residential real estate and consumer
1-4 family owner-occupied	46,943	436	69	47,448	580
1-4 family investor-owned	33,209	205	244	33,658	549
Multifamily	31,677	-	-	31,677	-
Consumer	1,607	6	-	1,613	-
Total	$178,082	$722	$427	$179,231	$1,243

There were no loans past due ninety days or more and still accruing interest as of March 31, 2018 and December 31, 2017.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the three months ended and as of March 31, 2018, there was no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended March 31, 2018 consisting of 1-4 family investor-owned properties. During the year ended December 31, 2017, the Company had two 1 – 4 family investor-owned properties totaling $331 default that were restructured within twelve months. $82 was charged to the allowance for loan losses relating to these properties.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 – Deposits

The composition of deposits are as follows:

	March 31,	December 31,
	2018	2017

Non-interest bearing checking	$26,523	$22,271
Interest bearing checking	4,674	4,017
Money market	54,444	54,472
Statement savings accounts	15,475	14,030
Health savings accounts	11,714	11,335
Certificates of deposit	74,310	76,788

Total	$187,140	$182,913

Certificates of deposit that meet or exceed the FDIC insurance limit two hundred fifty thousand dollars totaled $11,815 and $12,424 as of March 31, 2018 and December 31, 2017, respectively.

The scheduled maturities of certificates of deposit are as follows as of March 31, 2018:

2018	$35,305
2019	24,270
2020	8,436
2021	4,730
2022	1,431
Thereafter	138

Total	$74,310

Note 7 – FHLB Advances

FHLB advances consist of the following:

	March 31, 2018		December 31, 2017
	Rates	Amount	Rates	Amount
Fixed rate, fixed term advances	1.42% - 1.92%	4,750	1.42% - 1.92%	4,750
Fixed term advances with floating spread	1.23% - 1.92%	8,000	1.39% - 1.96%	8,000
		12,750		12,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of March 31, 2018:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

2018	-	-	1.23%	2,000	$2,000
2019	1.78%	2,750	1.42%	2,000	$4,750
2020	1.62%	2,000	1.57%	2,000	$4,000
2021	-	-	1.92%	2,000	$2,000

Total	1.71%	$4,750	1.54%	$8,000	$12,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $150,024 and $135,760 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at March 31, 2018 and December 31, 2017, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $512 and $514 of FHLB stock owned by the Company at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company’s available and unused portion of this borrowing agreement was $2,000. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of March 31, 2018 or December 31, 2017. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 – Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending September 30. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the quarter ended March 31, 2018, 3,240 shares were committed to be released. During the quarter ended March 31, 2018, the average fair value per share of stock was $10.92 resulting in total ESOP compensation expense of $35 for the quarter ended March 31, 2018. The ESOP shares as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Shares committed to be released and allocated to participants	6,187	2,947
Total unallocated shares	253,023	256,263
Total ESOP shares	259,210	259,210

Note 9 – Regulatory Capital Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2017 and as of March 31, 2018, that the Bank meets all applicable capital adequacy requirements.

As of March 31, 2018, and December 31, 2017, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since March 31, 2018 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

						To Be Well Capitalized
	Actual		For Capital Adequacy Purposes			Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2018
Common Equity Tier 1 capital (to risk-weighted assets)	$47,699	26.10%	$	> 8,225	> 4.50%	$	> 11,881	> 6.50%
Tier 1 capital (to risk-weighted assets)	47,699	26.10%		> 10,967	> 6.00		> 14,622	> 8.00
Total capital (to risk-weighted assets)	49,508	27.09%		> 14,622	> 8.00		> 18,278	> 10.00
Tier 1 capital (to average assets)	47,699	18.76%		> 10,196	> 4.00		> 12,746	> 5.00

December 31, 2017
Common Equity Tier 1 capital (to risk-weighted assets)	$47,513	26.82%	$	> 7,973	> 4.50%	$	> 11,517	> 6.50%
Tier 1 capital (to risk-weighted assets)	47,513	26.82%		> 10,631	> 6.00		> 14,174	> 8.00
Total capital (to risk-weighted assets)	49,313	27.83%		> 14,174	> 8.00		> 17,718	> 10.00
Tier 1 capital (to average assets)	47,513	17.20%		> 11,051	> 4.00		> 13,813	> 5.00

Note 10 – Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2018
Assets - Available for sale securities	59,953	-	59,953	-

December 31, 2017
Assets - Available for sale securities	58,012	-	58,012	-

Loans - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2018
Assets:
Loans	-	-	-	-
Foreclosed assets	306	-	-	306

As of December 31, 2017
Assets :
Loans	151	-	-	151
Foreclosed assets	619	-	-	619

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

The carrying value and estimated fair value of financial instruments at March 31, 2018 and December 31, 2017 follow:

	March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	9,200	9,200	-	-
Available for sale securities	59,953	-	59,953	-
Loans held for sale	-	-	-	-
Loans	176,480	-	-	176,296
Accrued interest receivable	808	808	-	-
Cash value of life insurance	6,604	-	-	6,604
FHLB stock	512	-	-	512

Financial liabilities:
Deposits	187,140	112,830	-	73,425
Advance payments by borrowers for taxes and insurance	426	426	-	-
FHLB advances	12,750	-	-	12,509
Accrued interest payable	211	211	-	-

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	11,813	11,813	-	-
Available for sale securities	58,012	-	58,012	-
Loans held for sale	109	-	109	-
Loans	171,355	-	-	171,729
Accrued interest receivable	782	782	-	-
Cash value of life insurance	6,558	-	-	6,558
FHLB stock	514	-	-	514

Financial liabilities:
Deposits	182,913	106,125	-	76,099
Advance payments by borrowers for taxes and insurance	36	36	-	-
FHLB advances	12,750	-	-	12,597
Accrued interest payable	37	37	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets increased $4.1 million, or 1.6%, to $260.6 million at March 31, 2018 from $256.5 million at December 31, 2017. The increase resulted primarily due to the increase in loans outstanding of $5.1 million funded primarily by deposit growth as well as cash and due from banks.

Cash and due from banks. Cash and due from banks decreased $675,000, or 20.6%, to $2.6 million at March 31, 2018 from $3.3 million at December 31, 2017. The decrease resulted primarily from deploying the funds for increased loan growth.

Fed funds sold. Fed funds sold decreased $1.9 million, or 22.7%, to $6.6 million at March 31, 2018 from $8.5 million at December 31, 2017. The decrease resulted primarily from purchases of available for sale securities.

Net Loans.  Net loans increased $5.1 million, or 3.0%, to $176.5 million at March 31, 2018 from $171.4 million at December 31, 2017. The increase resulted primarily from increases in commercial real estate loans of $3.8 million, or 7.1%, and commercial development loans of $2.4 million, or 159.6%.

During the quarter ended March 31, 2018, we sold $2.2 million of one- to four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities increased $2.0 million, or 3.3%, to $60.0 million at March 31, 2018 from $58.0 million at December 31, 2017. This was a result of purchases of $7.9 million offset by sales of $3.4 million as well as maturities, normal paydowns and amortization.

FHLB stock. The FHLB repurchased $2,000 of its stock during the first three months of 2018, reducing the balance 0.4% from $514,000 at December 31, 2017 to $512,000 at March 31, 2018.

Deposits.  Deposits increased $4.2 million, or 2.3%, to $187.1 million at March 31, 2018 from $182.9 million at December 31, 2017. Noninterest-bearing checking accounts increased $4.3 million, or 19.1%, to $26.5 million as of March 31, 2018 compared to $22.3 million as of December 31, 2017. Interest-bearing checking accounts increased $657,000, or 16.4%, to $4.7 million at March 31, 2018 from $4.0 million at December 31, 2017. Additionally, money market accounts decreased $28,000 to $54.4 million at March 31, 2018, compared to $54.5 million at December 31, 2017, while savings accounts increased $1.4 million to $15.4 million at March 31, 2018, compared to $14.0 million at December 31, 2017. Certificates of deposit decreased $2.5 million, or 3.2% from $76.8 million as of December 31, 2017 to $74.3 million as of March 31, 2018. Health savings accounts increased $379,000 to $11.7 million at March 31, 2018 from $11.4 million as of December 31, 2017.

Borrowings. Borrowings, consisting entirely of FHLB advances, remained consistent at $12.8 million at March 31, 2018 and December 31, 2017. The aggregate cost of outstanding advances from the FHLB was 1.66% at March 31, 2018, compared to the cost of deposits of 0.86% at that date.

Other liabilities. Other liabilities decreased $219,000, or 17.4%, to $1.0 million at March 31, 2018 from $1.3 million at December 31, 2017.

Total Equity.  Total equity decreased $450,000, or 0.8%, to $59.0 million at March 31, 2018 from $59.5 million at December 31, 2017. The decrease resulted from the net unrealized loss in available for sale securities, offset in part by net income of $123,000 for the quarter.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Company’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is generally discontinued when contractual payments have become 90 days past due or when management has serious doubts about further collectability of principal or interest. Cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A TDR typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	March 31, 2018 and Three Months Then Ended	December 31, 2017 and Twelve Months Then Ended	December 31, 2016 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	942	1,243	2,899
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	942	1,243	2,899
Foreclosed assets	306	619	667
Total nonperforming assets ("NPAs")	1,248	1,862	3,566
Troubled Debt Restructurings ("TDRs")	1,451	1,630	5,167
Nonaccrual TDRs	873	969	2,887
Average outstanding loan balance	174,591	170,577	172,892
Loans, end of period	185,027	179,231	170,823
ALLL, at beginning of period	1,800	1,478	1,551
Loans charged off:
Commercial	-	-	-
Residential real estate and consumer	(106)	(133)	(917)
Total loans charged off	(106)	(133)	(917)
Recoveries of loans previously charged off:
Commercial	-	-	-
Residential real estate and consumer	-	36	-
Total recoveries of loans previous charged off	-	36	-
Net loans charged off ("NCOs'")	(106)	(97)	(917)
Additions to ALLL via provision for loan losses charged to operations	115	419	844
ALLL, at end of period	1,809	1,800	1,478
Ratios:
ALLL to NCOs (annualized)	426.65%	1855.67%	161.18%
NCOs (annualized) to average loans	0.24%	0.06%	0.53%
ALLL to total loans	0.98%	1.00%	0.87%
NPL to total loans	0.51%	0.69%	1.70%
NPAs to total assets	0.48%	0.73%	1.48%
Total Assets	260,603	256,481	241,555

Loans 30 to 89 days past due decreased $290,000 during the three month period ended March 31, 2018 to $432,000 compared to $722,000 at December 31, 2017, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $942,000 at March 31, 2018, which included $873,000 of non-accrual troubled debt restructured loans, reflected a decrease of $301,000 from the non-performing loans balance of $1.2 million at December 31, 2017. The decrease in non-performing loans included charge offs of $106,000. These non-performing loan relationships are secured primarily by 1-4 family loans.

Our non-performing assets were $1.2 million at March 31, 2018, or 0.48% of total assets, compared to $1.9 million, or 0.74% of total assets at December 31, 2017. The decrease in non-performing assets since December 31, 2017 was primarily a result of a decrease in nonaccrual of $301,000 and foreclosed assets of $313,000. The decrease in nonaccrual included charge offs of $106,000.

Foreclosed assets decreased by $313,000, from $619,000 at December 31, 2017 to $306,000 at March 31, 2018. We continue to aggressively liquidate foreclosed assets as part of our overall credit risk strategy.

Net charge offs for the three month period ended March 31, 2018 were $106,000, compared to $51,000 for the prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.24% for the three month period ended March 31, 2018, compared to 0.06% for the twelve months ended December 31, 2017. Net charge-offs increased during the current year to date period primarily a result of selling nonperforming assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General.  We had net income of $123,000 for the three months ended March 31, 2018, compared to net income of $81,000 for the three months ended March 31, 2017, an increase of $42,000, or 51.9%. The increase in net income was the net effect of an increase in net interest income of $199,000, or 11.3%, an increase of $12,000, or 6.0%, in noninterest income, offset partially by an increase in the provision for loan losses of $64,000, or 125.5% and an increase in noninterest expense of $54,000, or 3.0%.

Interest and dividend income. Interest and dividend income increased $221,000, or 10.4%, to $2.3 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017. The increase was primarily attributable to a $122,000 increase in interest on loans resulting from an increase of $6.8 million in the average balance of loans quarter to quarter with a 10 basis point increase in yield quarter to quarter. Additionally, we had an $87,000 increase in interest on available for sale securities, due to an increase in the average balance of available for sale securities of $12.2 million quarter to quarter with a yield increase of 11 basis points quarter to quarter.

Interest Expense. Interest expense increased $22,000, or 5.8%, to $399,000 for the three months ended March 31, 2018, from $377,000 for the three months ended March 31, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $5,000, or 8.6%, to $53,000 during the three months ended March 31, 2018 from $58,000 during the three months ended March 31, 2017, as the average balance of borrowings decreased $7.0 million to $12.7 million for the three months ended March 31, 2018 from $19.7 million for the three months ended March 31, 2017, although the cost of borrowings increased 48 basis points to 1.66% for the three months ended March 31, 2018 from 1.18% for the three months ended March 31, 2017.  Interest expense on interest-bearing deposits increased $27,000 quarter to quarter. The average cost of our interest-bearing deposits increased 10 basis points to 0.86% from 0.76%, while the average balance of interest-bearing deposits decreased by $8.0 million, or 4.8%, during the same period.

Net Interest Income.  Net interest income increased $199,000, or 11.3%, to $2.0 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. Average net interest-earning assets increased $35.5 million to $67.1 million for the 2018 quarter from $31.6 million for the 2017 quarter. The increase was due primarily to the increase in loans as well as noninterest-bearing deposit accounts and equity. Our net interest rate spread decreased to 3.00% for the three months ended March 31, 2018 from 3.08% for the three months ended March 31, 2017, and our net interest margin increased to 3.25% for the 2018 quarter from 3.19% for the 2017 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $115,000 for the three months ended March 31, 2018, compared to a $51,000 provision for the three months ended March 31, 2017, an increase of $64,000, or 125.5%. The increase in the provision for loan losses in the 2018 quarter compared to the 2017 quarter was a result of charge-offs in the current quarter. The allowance for loan losses was $1.8 million, or 0.98% of total loans, at March 31, 2018, compared to $1.5 million, or 0.87% of total loans, at March 31, 2017. Classified (substandard, doubtful and loss) commercial loans decreased to $255,000 at March 31, 2018 from $635,000 at March 31, 2017. Total nonperforming loans decreased to $942,000 at March 31, 2018 from $1.7 million at March 31, 2017. Net charge-offs for the three months ended March 31, 2018 were $106,000, compared to $51,000 for the prior year period. At March 31, 2018, $618,000, or 65.6%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $12,000, or 6.0%, to $211,000 for the three months ended March 31, 2018 from $199,000 for the three months ended March 31, 2017. The increase resulted primarily from the increase in service charges and fees of $35,000, other income of $20,000 consisting primarily from the rental income from our Brookfield branch office, and net gain on sale of securities of $8,000 offset by a decrease in net gain on sale of loans of $47,000 and decrease of $4,000 in the increase in cash surrender value of insurance.

Noninterest Expense.  Noninterest expense increased $54,000, or 3.0%, to $1.9 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. The increase was due to the increase in salaries and employee benefits of $41,000, data processing of $15,000, foreclosed assets expense of $38,000, primarily due to the sale of other real estate owned, and professional fees of $32,000 offset by a decrease in occupancy of equipment of $35,000 and other noninterest expense of $37,000, which primarily is a reduction in FDIC insurance expense.

Income Tax Expense.  We recorded an income tax expense of $53,000 for the three months ended March 31, 2018 compared to an income tax expense of $2,000 for the three months ended March 31, 2017, an increase of $51,000, or 2550.0%. The increase reflected an increase of $93,000 in income before income taxes to $176,000 for the 2018 quarter compared to $83,000 for the 2017 quarter.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”).

The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective for the Company beginning January 1, 2018.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Average balances are derived from daily average balances for all periods presented in the table. Non-accrual loans were included in the computation of average balances but have been reflected in the tables as loans carrying a zero yield. No tax-equivalent yield adjustments were made, as the effect thereof was not material. The yields set forth below include the effect of loans fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$174,591	$1,975	4.52%	$167,837	$1,853	4.42%
Available for sale securities	59,787	363	2.43%	47,624	276	2.32%
Interest-bearing deposits	5,526	12	0.87%	3,574	1	0.11%
FHLB stock	513	4	3.12%	935	3	1.28%
Total interest-earning assets	240,417	2,354	3.92%	219,970	2,133	3.88%
Noninterest-earning assets	16,904			18,655
Allowance for loan losses	(1,810)			(1,501)
Total assets	$255,511			$237,124

Interest-bearing liabilities:
Demand accounts	$4,230	3	0.28%	$4,962	6	0.48%
Money market accounts	53,621	82	0.61%	52,881	46	0.35%
Savings accounts	15,606	8	0.21%	17,035	5	0.12%
Health savings accounts	11,579	7	0.24%	11,667	7	0.24%
Certificates of deposit	75,550	246	1.30%	82,075	255	1.24%
Total interest-bearing deposits	160,586	346	0.86%	168,620	319	0.76%
Borrowings	12,750	53	1.66%	19,742	58	1.18%
Total interest-bearing liabilities	173,336	399	0.92%	188,362	377	0.80%
Noninterest-bearing deposits	21,788			13,384
Other non-interest bearing liabilities	1,288			1,168
Total liabilities	196,412			202,914
Equity	59,099			34,210
Total liabilities and equity	$255,511			$237,124

Net interest income		1,955			1,756
Net interest rate spread			3.00%			3.08%
Net interest-earning assets	67,081			31,608
Net interest margin			3.25%			3.19%
Average of interest-earning assets to interest-bearing liabilities	139%			117%

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each category.

	Quarters Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$76	$46	$122
Available for sale securities	74	13	87
Interest-bearing deposits	4	7	11
FHLB Stock	(3)	4	1
Total interest-earning assets	$151	$70	$221

Interest-bearing liabilities:
Demand accounts	$(1)	$(2)	$(3)
Money market accounts	1	35	36
Savings accounts	(1)	4	3
Health savings accounts	-	-	-
Certificates of deposit	(21)	12	(9)
Total deposits	$(22)	$49	$27

Borrowings	(29)	24	(5)

Total interest-bearing liabilities	(51)	73	22

Change in net interest income	$202	$(3)	$199

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At March 31, 2018, we had $12.8 million outstanding in advances from the FHLB-Chicago. At March 31, 2018, due to the FHLB-Chicago’s repurchase of its stock, we had no available additional FHLB-Chicago advances.

Additionally, at March 31, 2018 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which zero was drawn at March 31, 2018.

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

At March 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $47.7 million, or 16.2% of adjusted total assets, which is above the well-capitalized required level of $14.7 million, or 5.0%; and total risk-based capital of $49.5 million, or 27.1% of risk-weighted assets, which is above the well-capitalized required level of $18.3 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-218736).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, INC.

Date: May 2, 2018	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: May 2, 2018	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer

