Form 10-Q
period 2018-06-30
FFBW, Inc.
filed 2018-08-06
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES [X]     NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X ]     NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

6,612,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 6, 2018.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

June 30, 2018 (Unaudited) and December 31, 2017

(Dollars in Thousands)

	June 30,	December 31,
	2018	2017
Assets

Cash and due from banks	$2,393	$3,285
Fed funds sold	-	8,528
Cash and cash equivalents	2,393	11,813
Available for sale securities, stated at fair value	55,135	58,012
Loans held for sale	-	109
Loans, net of allowance for loan and lease losses of $1,908 and $1,800, respectively	193,057	171,355
Premises and equipment, net	5,161	5,290
Foreclosed assets	-	619
FHLB stock, at cost	1,098	514
Accrued interest receivable	821	782
Cash value of life insurance	6,653	6,558
Other assets	1,593	1,429

TOTAL ASSETS	$265,911	$256,481

Liabilities and Equity

Deposits	$166,334	$182,913
Advance payments by borrowers for taxes and insurance	812	36
FHLB advances	38,000	12,750
Accrued interest payable	360	37
Other liabilities	1,104	1,256
Total liabilities	$206,610	$196,992

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017, respectively)	$-	$-
Common stock ($0.01 par value, 19,000,000 authorized, 6,612,500 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	66	66
Additional paid in capital	28,302	28,296
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (249,783 and 256,263 shares at June 30, 2018 and December 31, 2017, respectively)	(2,498)	(2,563)
Retained earnings	34,413	33,937
Accumulated other comprehensive loss, net of income taxes	(982)	(247)
Total equity	$59,301	$59,489

TOTAL LIABILITIES AND EQUITY	$265,911	$256,481

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in Thousands, except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest and dividend income:
Loans, including fees	$2,332	$1,903	$4,307	$3,756
Securities
Taxable	339	212	679	453
Tax-exempt	14	44	37	79
Other	15	8	31	12

Total interest and dividend income	2,700	2,167	5,054	4,300

Interest Expense:
Interest-bearing deposits	342	329	688	648
Borrowed funds	116	60	169	118

Total interest expense	458	389	857	766

Net interest income	2,242	1,778	4,197	3,534
Provision for loan losses	189	52	304	103

Net interest income after provision for loan losses	2,053	1,726	3,893	3,431

Noninterest income:
Service charges and other fees	91	65	185	124
Net gain on sale of loans	36	47	75	133
Net gain on sale of securities	1	22	9	22
Increase in cash surrender value of insurance	49	50	95	100
Other noninterest income	23	12	47	16

Total noninterest income	200	196	411	395

Noninterest expense:
Salaries and employee benefits	1,132	1,027	2,185	2,039
Occupancy and equipment	245	260	496	546
Data processing	178	145	349	301
Foreclosed assets, net	(9)	19	37	27
Professional fees	71	120	213	230
Other	199	219	411	468

Total noninterest expense	1,816	1,790	3,691	3,611

Income before income taxes	437	132	613	215
Provision for income taxes	84	21	137	23

Net income	$353	$111	$476	$192

Earnings per share
Basic	$0.06	N/A	$0.07	N/A
Diluted	$0.06	N/A	$0.07	N/A

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income

Three and Six Months Ended June 30, 2018 and 2017, (Unaudited)

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$353	$111	$476	$192
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	(262)	110	(956)	227
Reclassification adjustment for gains realized in net income	(1)	(22)	(9)	(22)
Other comprehensive income (loss) before tax effect	(263)	88	(965)	205
Tax effect of other comprehensive income items	136	(31)	230	(72)
Other comprehensive income (loss), net of tax	(127)	57	(735)	133
Comprehensive income (loss)	$226	$168	$(259)	$325

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Six Months Ended June 30, 2018 and 2017, (Unaudited)

(Dollars in Thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	-	$-	$-	$-	$34,123	$(125)	$33,998
Net income	-	-	-	-	192	-	192
Other comprehensive income	-	-	-	-	-	133	133
Balance at June 30, 2017	-	$-	$-	$-	$34,315	$8	$34,323

Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$59,489
Net income	-	-	-	-	476	-	476
ESOP shares committed to be released (6,480 shares)	-	-	6	65	-	-	71
Other comprehensive loss	-	-	-	-	-	(735)	(735)
Balance at June 30, 2018	6,612,500	$66	$28,302	$(2,498)	$34,413	$(982)	$59,301

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Dollars in Thousands)

	For the six months ended June 30,
	2018	2017
Net decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income	476	192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	304	103
Depreciation	167	249
Accretion of loan portfolio discount and deposit premium	(46)	(198)
Net amortization (accretion) on securities available for sale	272	272
Loss on sales and impairments of foreclosed assets	17	-
Gain on sale of available for sale securities	(9)	(22)
Increase in cash surrender value of life insurance	(95)	(100)
Accretion of discount on FHLB advances	-	(14)
ESOP compensation	71	-

Changes in operating assets and liabilities:
Accrued interest receivable	(39)	44
Loans held for sale	109	461
Other assets	66	(97)
Accrued interest payable	323	294
Other liabilities	(152)	(488)
Net cash provided by operating activities	1,464	696

Cash flows from investing activities:
Proceeds from sales of available for sale securities	6,437	5,906
Maturities, calls, paydowns on securities	3,079	3,538
Purchases of available for sale securities	(7,867)	(6,957)
Net (increase) decrease in loans	(22,259)	188
Purchases of premises and equipment	(38)	(280)
Proceeds from redemption of FHLB stock	(584)	833
Proceeds from sale of equipment	-	23
Purchase of life insurance	-	(6)
Proceeds from sale of foreclosed assets	823	457
Net cash (used) provided by investing activities	(20,409)	3,702

Cash flows from financing activities:
Net increase (decrease) in deposits	(16,501)	307
Net increase in advance payments by borrowers for taxes and insurance	776	663
Net increase (decrease) in FHLB open line of credit	-	(5,000)
Repayments of FHLB advances	-	(6,500)
Proceeds from FHLB advances	25,250	5,000
Net cash provided (used) in financing activities	$9,525	$(5,530)
Net decrease in cash and cash equivalents	$(9,420)	$(1,132)
Cash and cash equivalents at beginning	11,813	6,911
Cash and cash equivalents at end	$2,393	$5,779

Supplemental Cash Flow Disclosures:
Cash paid for interest	$534	$473
Cash paid for income taxes	40	-
Loans transferred to foreclosed assets	221	560
Financed sales of foreclosed assets	21	-

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the six month periods ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

At June 30, 2018, the significant assets of the Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, fed funds sold and non-maturity deposits in the Federal Home Loan Bank of Chicago (FHLB). The Company may at times maintain balances at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2018, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of August 6, 2018.

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

Note 3 Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$353	*	$476	*
Basic potential common shares
Weighted average shares outstanding	6,612,500	*	6,612,500	*
Weighted average unallocated Employee Stock Ownership Plan Shares	(250,863)	*	(252,483)	*
Basic weighted average shares outstanding	6,361,637	*	6,360,017	*
Dilutive potential common shares	-	*	-	*
Dilutve weighted average shares outstanding	6,361,637	*	6,360,017	*
Basic earnings per share	$0.06	*	$0.07	*
Diluted earnings per share	$0.06	*	$0.07	*

* Earnings per share for the three and six months ended June 30, 2017 is not applicable because the public offering was completed in October 2017.

Note 4 Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Obligations of the US government and US government sponsored agencies	$1,875	$3	$(7)	$1,871
Obligations of states and political subdivisions	9,894	40	(149)	9,785
Mortgage-backed securities	35,626	17	(1,079)	34,564
Certificates of deposit	4,000	1	(103)	3,898
Corporate debt securities	5,085	8	(76)	5,017
Total available for sale securities	$56,480	$69	$(1,414)	$55,135

December 31, 2017
Obligations of the US government and US government sponsored agencies	$2,211	$11	$(2)	$2,220
Obligations of states and political subdivisions	13,102	104	(69)	13,137
Mortgage-backed securities	33,908	14	(455)	33,467
Certificates of deposit	4,000	6	(9)	3,997
Corporate debt securities	5,171	29	(9)	5,191
Total available for sale securities	$58,392	$164	$(544)	$58,012

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

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of the US government and US government sponsored agencies	$1,383	$(6)	$138	$(1)	$1,521	$(7)
Obligations of states and political subdivisions	4,336	(78)	2,598	(71)	6,934	(149)
Mortgage-backed securities	22,561	(640)	10,975	(439)	33,536	(1,079)
Certificates of deposit	3,647	(103)	-	-	3,647	(103)
Corporate debt securities	4,346	(76)	-	-	4,346	(76)
Total	$36,273	$(903)	$13,711	$(511)	$49,984	$(1,414)
December 31, 2017
Obligations of the US government and US government sponsored agencies	$235	$(2)	$-	$-	$235	$(2)
Obligations of states and political subdivisions	3,180	(23)	2,660	(46)	5,840	(69)
Mortgage-backed securities	22,685	(213)	9,270	(242)	31,955	(455)
Certificates of deposit	2,492	(9)	-	-	2,492	(9)
Corporate debt securities	2,683	(8)	250	(1)	2,933	(9)
Total	$31,275	$(255)	$12,180	$(289)	$43,455	$(544)

At June 30, 2018, the investment portfolio included 34 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 91 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2017, the investment portfolio included 27 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 73 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not intend to sell them prior to maturity; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three months ended June 30, 2018 or June 30, 2017.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$1,516	$1,513
Due after one year through 5 years	8,464	8,355
Due after 5 years through 10 years	5,384	5,286
Due after 10 years	5,490	5,417

Subtotal	$20,854	$20,571
Mortgage-backed securities	35,626	34,564

Total	$56,480	$55,135

Proceeds from sales of available for sale securities during the six months ended June 30, 2018 and June 30, 2017 were $6,437 and $5,906, respectively. Gross realized gains, during the six months ended June 30, 2018 and June 30, 2017 on these sales amounted to $24 and $83, respectively. Gross realized losses on these sales were $15 and $61, during the six months ended June 30, 2018 and June 30, 2017, respectively.

There were $939 of pledged securities at June 30, 2018 and none at December 31, 2017.

Note 5 Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2018	2017
Commercial
Development	$7,275	$1,498
Real estate	59,961	53,202
Commercial and industrial	11,008	10,135
Residential real estate and consumer
1-4 family owner-occupied	50,604	47,448
1-4 family investor-owned	32,971	33,658
Multifamily	37,953	31,677
Consumer	1,957	1,613
Subtotal	$201,729	179,231
Deferred loan fees	(67)	(74)
Loans in process	(6,697)	(6,002)
Allowance for loan losses	(1,908)	(1,800)
Net loans	$193,057	$171,355

Analysis of the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at March 31, 2018	$738	$1,071	$1,809
Provision for loan losses	92	97	189
Loans charged off	(24)	(66)	(90)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2018	$806	$1,102	$1,908

Balance at March 31, 2017	$468	$1,010	$1,478
Provision for loan losses	37	15	52
Loans charged off	-	(11)	(11)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2017	$505	$1,014	$1,519

Six Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	170	134	304
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2018	$806	$1,102	$1,908

Balance at December 31, 2016	$348	$1,130	$1,478
Provision for loan losses	157	(54)	103
Loans charged off	-	(97)	(97)
Recoveries of loans previously charged off	-	35	35
Balance at June 30, 2017	$505	$1,014	$1,519

Allowance for loan losses at June 30, 2018:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	$-	$34	$34
Collectively evaluated for impairment	806	1,068	1,874
Total allowance for loan losses	$806	$1,102	$1,908

Allowance for loan losses at December 31, 2017:
Individually evaluated for impairment	$-	$179	$179
Collectively evaluated for impairment	660	961	1,621
Total allowance for loan losses	$660	$1,140	$1,800

June 30, 2018	Commercial	Residential real estate and consumer
Loans:
Individually evaluated for impairment	$73	$1,499	$1,572
Collectively evaluated for impairment	78,171	121,986	200,157
Total loans	$78,244	$123,485	$201,729

December 31, 2017
Loans:
Individually evaluated for impairment	$192	$2,112	$2,304
Collectively evaluated for impairment	64,643	112,284	176,927
Total loans	$64,835	$114,396	$179,231

Analysis for loans evaluated for impairment as of June 30, 2018 and December 31, 2017, follows:

As of June 30, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loan with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$102	$99	$34	$101	$-

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	75	73	-	76	2
Residential real estate and consumer
1-4 family owner-occupied	1,205	1,132	-	1,182	12
1-4 family investor-owned	250	250	-	250	-
Consumer	18	18	-	19	-
Total loans with no related allowance	1,548	1,473	-	1,527	14
Total impaired loans	$1,650	$1,572	$34	$1,628	$14

As of December 31, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loan with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$375	$330	$179	$312	$8

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	198	192	-	204	-
Residential real estate and consumer
1-4 family owner-occupied	1,158	1,099	-	1,443	1
1-4 family investor-owned	716	683	-	1,289	24
Consumer	-	-	-	-	-
Total loans with no related allowance	2,072	1,974	-	2,936	25
Total impaired loans	$2,447	$2,304	$179	$3,248	$33

As of December 31, 2017, approximately $50 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties. At June 30, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2018 and December 31, 2017, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2018
Development	$7,275	$-	$-	$-	$7,275
Real estate	58,848	1,113	-	-	59,961
Commercial and industrial	10,985	23	-	-	11,008
1-4 family investor-owned	31,931	790	250	-	32,971
Multifamily	37,953	-	-	-	37,953
Totals	$146,992	$1,926	$250	$-	$149,168
December 31, 2017
Development	$1,498	$-	$-	$-	$1,498
Real estate	51,939	1,263	-	-	53,202
Commercial and industrial	9,435	586	114	-	10,135
1-4 family investor-owned	31,964	1,449	149	96	33,658
Multifamily	31,677	-	-	-	31,677
Totals	$126,513	$3,298	$263	$96	$130,170

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2018 and December 31, 2017, follows:

	Performing	Non-performing	Total
June 30, 2018
1-4 family owner-occupied	49,985	619	50,604
Consumer	1,858	99	1,957
	$51,843	$718	$52,561
December 31, 2017
1-4 family owner-occupied	46,349	1,099	47,448
Consumer	1,613	-	1,613
	$47,962	$1,099	$49,061

Loan aging information as of June 30, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
June 30, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$7,275	$-	$-	$7,275	$-
Real estate	59,846	115	-	59,961	-
Commercial and industrial	11,008	-	-	11,008	-
Residential real estate and consumer
1-4 family owner-occupied	50,276	211	117	50,604	619
1-4 family investor-owned	32,893	78	-	32,971	349
Multifamily	37,953	-	-	37,953	-
Consumer	1,957	-	-	1,957	-
Total	$201,208	$404	$117	$201,729	$968

Loan aging information as of December 31, 2017, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2017	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$1,498	$-	$-	$1,498	$-
Real estate	53,202	-	-	53,202	-
Commercial and industrial	9,946	75	114	10,135	114
Residential real estate and consumer
1-4 family owner-occupied	46,943	436	69	47,448	580
1-4 family investor-owned	33,209	205	244	33,658	549
Multifamily	31,677	-	-	31,677	-
Consumer	1,607	6	-	1,613	-
Total	$178,082	$722	$427	$179,231	$1,243

There were no loans past due ninety days or more and still accruing interest as of June 30, 2018 and December 31, 2017.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of June 30, 2018, there was a 1-4 family investor-owned property totaling $250 and a commercial and industrial totaling $20 that were new troubled debt restructurings. $24 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended June 30, 2018. During the year ended December 31, 2017, the Company had two 1 – 4 family investor-owned properties totaling $331 default that were restructured within twelve months. $82 was charged to the allowance for loan losses relating to these properties.  There were no other troubled debt restructurings during the year ended December 31, 2017.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 Deposits

The composition of deposits are as follows:

	June 30,	December 31,
	2018	2017

Non-interest bearing checking	$18,438	$22,271
Interest bearing checking	4,794	4,017
Money market	50,379	54,472
Statement savings accounts	13,981	14,030
Health savings accounts	11,512	11,335
Certificates of deposit	67,230	76,788

Total	$166,334	$182,913

Certificates of deposit that meet or exceed the FDIC insurance limit of two hundred fifty thousand dollars totaled $12,781 and $12,424 as of June 30, 2018 and December 31, 2017, respectively.

The scheduled maturities of certificates of deposit are as follows as of June 30, 2018:

2018	$19,159
2019	28,390
2020	12,192
2021	4,693
2022	1,354
Thereafter	1,442

Total	$67,230

Note 7 FHLB Advances

FHLB advances consist of the following:

	June 30, 2018				December 31, 2017
	Rates			Amount	Rates			Amount
Open line of credit	2.12%	-	2.12%	6,750				-
Fixed rate, fixed term advances	1.42%	-	2.06%	23,250	1.42%	-	1.92%	4,750
Fixed term advances with floating spread	1.32%	-	1.74%	8,000	1.39%	-	1.96%	8,000
				38,000				12,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of June 30, 2018:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

Open line of credit	2.12%	6,750	-%	-	$6,750
2018	2.05%	18,500	1.32%	2,000	$20,500
2019	1.78%	2,750	1.51%	2,000	$4,750
2020	1.62%	2,000	1.66%	2,000	$4,000
2021	-	-	1.74%	2,000	$2,000

Total	2.01%	$30,000	1.56%	$8,000	$38,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $164,011 and $135,760 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at June 30, 2018 and December 31, 2017, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $1,098 and $514 of FHLB stock owned by the Company at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company’s available and unused portion of this borrowing agreement was $2,000. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of June 30, 2018 or December 31, 2017. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending September 30. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the period ended June 30, 2018, 6,480 shares were committed to be released. During the period ended June 30, 2018, the average fair value per share of stock was $10.95 resulting in total ESOP compensation expense of $71 for the six months ended June 30, 2018. The ESOP shares as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Shares committed to be released and allocated to participants	9,427	2,947
Total unallocated shares	249,783	256,263
Total ESOP shares	259,210	259,210

Note 9 Regulatory Capital Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2017 and as of June 30, 2018, that the Bank meets all applicable capital adequacy requirements.

As of June 30, 2018, and December 31, 2017, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2018 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

							To Be Well Capitalized
	Actual		For Capital Adequacy Purposes				Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
June 30, 2018
Common Equity Tier 1 capital (to risk-weighted assets)	$48,073	24.14%	≥	$8,963	≥	4.50%	≥	$12,947	≥	6.50%
Tier 1 capital (to risk-weighted assets)	48,073	24.14%	≥	11,951	≥	6.00	≥	15,934	≥	8.00
Total capital (to risk-weighted assets)	49,981	25.09%	≥	15,934	≥	8.00	≥	19,918	≥	10.00
Tier 1 capital (to average assets)	48,073	18.59%	≥	10,342	≥	4.00	≥	12,927	≥	5.00

December 31, 2017
Common Equity Tier 1 capital (to risk-weighted assets)	$47,513	26.82%	≥	$7,973	≥	4.50%	≥	$11,517	≥	6.50%
Tier 1 capital (to risk-weighted assets)	47,513	26.82%	≥	10,631	≥	6.00	≥	14,174	≥	8.00
Total capital (to risk-weighted assets)	49,313	27.83%	≥	14,174	≥	8.00	≥	17,718	≥	10.00
Tier 1 capital (to average assets)	47,513	17.20%	≥	11,051	≥	4.00	≥	13,813	≥	5.00

Note 10 Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2018
Assets - Available for sale securities	55,135	-	55,135	-

December 31, 2017
Assets - Available for sale securities	58,012	-	58,012	-

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2018
Assets:
Loans	65	-	-	65
Foreclosed assets	-	-	-	-

As of December 31, 2017
Assets :
Loans	151	-	-	151
Foreclosed assets	619	-	-	619

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

The carrying value and estimated fair value of financial instruments at June 30, 2018 and December 31, 2017 follow:

	June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	2,393	2,393	-	-
Available for sale securities	55,135	-	55,135	-
Loans held for sale	-	-	-	-
Loans	193,057	-	-	193,014
Accrued interest receivable	821	821	-	-
Cash value of life insurance	6,653	-	-	6,653
FHLB stock	1,098	-	-	1,098

Financial liabilities:
Deposits	166,334	99,104	-	66,797
Advance payments by borrowers for taxes and insurance	812	812	-	-
FHLB advances	38,000	-	-	37,736
Accrued interest payable	360	360	-	-

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	11,813	11,813	-	-
Available for sale securities	58,012	-	58,012	-
Loans held for sale	109	-	109	-
Loans	171,355	-	-	171,729
Accrued interest receivable	782	782	-	-
Cash value of life insurance	6,558	-	-	6,558
FHLB stock	514	-	-	514

Financial liabilities:
Deposits	182,913	106,125	-	76,099
Advance payments by borrowers for taxes and insurance	36	36	-	-
FHLB advances	12,750	-	-	12,597
Accrued interest payable	37	37	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

●	the impact of the Dodd-Frank Act and the implementing regulations;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	our ability to manage market risk, credit risk and operational risk in the current economic environment;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased $9.4 million, or 3.7%, to $265.9 million at June 30, 2018 from $256.5 million at December 31, 2017. The increase resulted primarily due to the increase in loans outstanding of $21.7 million funded primarily by borrowings, offset by a decrease in fed funds sold of $8.5 million and available for sale securities of $2.9 million.

Cash and due from banks. Cash and due from banks decreased $892,000, or 27.2%, to $2.4 million at June 30, 2018 from $3.3 million at December 31, 2017. The decrease resulted primarily from deploying the funds for increased loan growth.

Fed funds sold. Fed funds sold decreased $8.5 million, or 100%, to $0 at June 30, 2018 from $8.5 million at December 31, 2017. The decrease resulted primarily from deploying the funds for increased loan growth.

Net Loans.  Net loans increased $21.7 million, or 12.7%, to $193.1 million at June 30, 2018 from $171.4 million at December 31, 2017. The increase resulted primarily from increases in commercial real estate loans of $6.8 million, or 12.7%, commercial development loans of $5.8 million, or 385.6%, and multifamily of $6.3 million, or 19.8%.

During the six months ended June 30, 2018, we sold $4.1 million of one- to four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities decreased $2.9 million, or 5.0%, to $55.1 million at June 30, 2018 from $58.0 million at December 31, 2017. This was a result of sales of $6.4 million and maturities, normal paydowns and amortization of $3.4 million offset by purchases of $7.9 million.

FHLB stock. The FHLB increased by $584,000, or 113.6%, to $1.1 million at June 30, 2018 from $514,000 at December 31, 2017.

Deposits.  Deposits decreased $16.6 million, or 9.1%, to $166.3 million at June 30, 2018 from $182.9 million at December 31, 2017. Noninterest-bearing checking accounts decreased $3.8 million, or 17.2%, to $18.4 million as of June 30, 2018 compared to $22.3 million as of December 31, 2017. Interest-bearing checking accounts increased $777,000, or 19.3%, to $4.8 million at June 30, 2018 from $4.0 million at December 31, 2017. Additionally, money market accounts decreased $4.1 million to $50.4 million at June 30, 2018, compared to $54.5 million at December 31, 2017, and savings accounts decreased $49,000 to $14.0 million at June 30, 2018, compared to $14.0 million at December 31, 2017. Certificates of deposit decreased $9.6 million, or 12.4% from $76.8 million as of December 31, 2017 to $67.2 million as of June 30, 2018. Health savings accounts increased $177,000 to $11.5 million at June 30, 2018 from $11.4 million as of December 31, 2017.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $25.2 million, or 198.0%, to $38.0 million at June 30, 2018 from $12.8 million December 31, 2017. The aggregate cost of outstanding FHLB advances was 1.78% at June 30, 2018, compared to the cost of deposits of 0.88% at that date. The increase was due to loan fundings and the decrease in certificates of deposit.

Other liabilities. Other liabilities decreased $152,000, or 12.1%, to $1.1 million at June 30, 2018 from $1.3 million at December 31, 2017.

Total Equity.  Total equity decreased $188,000, or 0.3%, to $59.3 million at June 30, 2018 from $59.5 million at December 31, 2017. The decrease resulted from the net unrealized loss in available for sale securities, offset in part by net income of $476,000 for the period.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	June 30, 2018 and Six Months Then Ended	December 31, 2017 and Twelve Months Then Ended	December 31, 2016 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	968	1,243	2,899
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	968	1,243	2,899
Foreclosed assets	-	619	667
Total nonperforming assets ("NPAs")	968	1,862	3,566
Troubled Debt Restructurings ("TDRs")	1,060	1,630	5,167
Nonaccrual TDRs	851	969	2,887
Average outstanding loan balance	180,390	170,577	172,892
Loans, end of period	201,729	179,231	170,823
ALLL, at beginning of period	1,800	1,478	1,551
Loans charged off:
Commercial	(24)	-	-
Residential real estate and consumer	(172)	(133)	(917)
Total loans charged off	(196)	(133)	(917)
Recoveries of loans previously charged off:
Residential real estate and consumer	-	36	-
Total recoveries of loans previous charged off	-	36	-
Net loans charged off ("NCOs'")	(196)	(97)	(917)
Additions to ALLL via provision for loan losses charged to operations	304	419	844
ALLL, at end of period	1,908	1,800	1,478
Ratios:
ALLL to NCOs (annualized)	486.73%	1855.67%	161.18%
NCOs (annualized) to average loans	0.22%	0.06%	0.53%
ALLL to total loans	0.95%	1.00%	0.87%
NPL to total loans	0.48%	0.69%	1.70%
NPAs to total assets	0.36%	0.73%	1.48%
Total Assets	265,911	256,481	241,555

Loans 30 to 89 days past due decreased $318,000 during the six month period ended June 30, 2018 to $404,000 compared to $722,000 at December 31, 2017, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $968,000 at June 30, 2018, which included $851,000 of non-accrual troubled debt restructured loans, reflected a decrease of $275,000 from the non-performing loans balance of $1.2 million at December 31, 2017. The decrease in non-performing loans included charge offs of $196,000. $172,000 of these non-performing loan relationships are secured by 1-4 family loans and $24,000 by commercial assets.

Our non-performing assets were $968,000 at June 30, 2018, or 0.36% of total assets, compared to $1.9 million, or 0.73% of total assets, at December 31, 2017. The decrease in non-performing assets since December 31, 2017 was primarily a result of a decrease in nonaccrual of $275,000 and a decrease in foreclosed assets of $619,000. The decrease in nonaccrual included charge offs of $196,000.

Foreclosed assets decreased $619,000, from $619,000 at December 31, 2017 to $0 at June 30, 2018. We continue to aggressively liquidate foreclosed assets as part of our overall credit risk strategy.

Net charge offs for the six month period ended June 30, 2018 were $196,000, compared to $62,000 for six month period ended June 30, 2017. The ratio of annualized net charge-offs to average loans receivable was 0.22% for the six month period ended June 30, 2018, compared to 0.06% for the twelve months ended December 31, 2017. Net charge-offs increased during the current year to date period primarily a result of selling nonperforming assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

General.  We had net income of $353,000 for the three months ended June 30, 2018, compared to net income of $111,000 for the three months ended June 30, 2017, an increase of $242,000, or 218.0%. The increase in net income was the net effect of an increase in net interest income of $464,000, or 26.1%, an increase of $4,000, or 2.0%, in noninterest income, offset partially by an increase in the provision for loan losses of $137,000, or 263.5%, and an increase in noninterest expense of $26,000, or 1.5%.

Interest and dividend income. Interest and dividend income increased $533,000, or 24.6%, to $2.7 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30, 2017. The increase was primarily attributable to a $429,000 increase in interest on loans resulting from an increase of $19.5 million in the average balance of loans quarter to quarter with a 44 basis point increase in yield quarter to quarter. Two loans previously on nonaccrual status paid off during the quarter ended June 30, 2018, allowing for more than $136,000 in interest income to be recognized, which accounts for 29 basis points. Additionally, we had a $97,000 increase in interest on available for sale securities, due to an increase in the average balance of available for sale securities of $11.0 million quarter to quarter with a yield increase of 25 basis points quarter to quarter.

 Interest Expense. Interest expense increased $69,000, or 17.7%, to $458,000 for the three months ended June 30, 2018, from $389,000 for the three months ended June 30, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, increased $56,000, or 93.3%, to $116,000 during the three months ended June 30, 2018 from $60,000 during the three months ended June 30, 2017, as the average balance of borrowings increased $10.1 million to $25.2 million for the three months ended June 30, 2018 from $15.1 million for the three months ended June 30, 2017, also the cost of borrowings increased 25 basis points to 1.84% for the three months ended June 30, 2018 from 1.59% for the three months ended June 30, 2017.  Interest expense on interest-bearing deposits increased $13,000 quarter to quarter. The average cost of our interest-bearing deposits increased 9 basis points to 0.89% from 0.80%, while the average balance of interest-bearing deposits decreased by $11.0 million, or 6.6%, during the same period.

Net Interest Income.  Net interest income increased $464,000, or 26.1%, to $2.2 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. Average net interest-earning assets increased $33.1 million to $67.0 million for the 2018 quarter from $33.9 million for the 2017 quarter. The increase was due primarily to the increase in loans as well as non-interest bearing deposit accounts and equity. Our net interest rate spread increased to 3.37% for the three months ended June 30, 2018 from 3.19% for the three months ended June 30, 2017, and our net interest margin increased to 3.64% for the 2018 quarter from 3.33% for the 2017 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $189,000 for the three months ended June 30, 2018, compared to a $52,000 provision for the three months ended June 30, 2017, an increase of $137,000, or 263.5%. The increase in the provision for loan losses in the 2018 quarter compared to the 2017 quarter was a result of charge-offs in the current quarter. The allowance for loan losses was $1.9 million, or 0.95% of total loans, at June 30, 2018, compared to $1.5 million, or 0.88% of total loans, at June 30, 2017. Classified (substandard, doubtful and loss) commercial loans decreased to $250,000 at June 30, 2018 from $621,000 at June 30, 2017. Total nonperforming loans decreased to $968,000 at June 30, 2018 from $1.8 million at June 30, 2017. Net charge-offs for the three months ended June 30, 2018 were $90,000, compared to $11,000 for the prior year period. At June 30, 2018, $851,000, or 87.9%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $4,000, or 2.0%, to $200,000 for the three months ended June 30, 2018 from $196,000 for the three months ended June 30, 2017. The increase resulted primarily from the increase in service charges and fees of $26,000 and other income of $11,000 consisting primarily from the rental income from our Brookfield branch office, offset by a decrease in net gain on sale of securities of $21,000, net gain on sale of loans of $11,000, and increase in cash surrender value of insurance of $1,000.

Noninterest Expense.  Noninterest expense increased $26,000, or 1.5%, to $1.8 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. The increase was due to the increase in salaries and employee benefits of $105,000, data processing of $33,000 offset by a decrease in foreclosed assets expense of $28,000, professional fees of $49,000, occupancy of equipment of $15,000 and other noninterest expense of $20,000, which primarily is a reduction in FDIC insurance expense.

Income Tax Expense.  We recorded an income tax expense of $84,000 for the three months ended June 30, 2018 compared to an income tax expense of $21,000 for the three months ended June 30, 2017, an increase of $63,000, or 300.0%. The increase reflected an increase of $305,000 in income before income taxes to $437,000 for the 2018 quarter compared to $132,000 for the 2017 quarter.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective for the Company beginning January 1, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General.  We had net income of $476,000 for the six months ended June 30, 2018, compared to net income of $192,000 for the six months ended June 30, 2017, an increase of $284,000, or 147.9%. The increase in net income was the net effect of an increase in net interest income of $663,000, or 18.8%, and an increase of $16,000, or 4.1%, in noninterest income, offset partially by an increase in the provision for loan losses of $201,000, or 195.1% and an increase in noninterest expense of $80,000, or 2.2%.

Interest and dividend income. Interest and dividend income increased $754,000, or 17.5%, to $5.1 million for the six months ended June 30, 2018 from $4.3 million for the six months ended June 30, 2017. The increase was primarily attributable to a $551,000 increase in interest on loans resulting from an increase of $13.6 million in the average balance of loans quarter to quarter with a 27 basis point increase in yield period to period. Two loans previously on nonaccrual status paid off during the quarter, allowing for more than $136,000 in interest income to be recognized, which accounts for 15 basis points. Additionally, we had a $184,000 increase in interest on available for sale securities, due to an increase in the average balance of available for sale securities of $11.5 million period to period with a yield increase of 19 basis points period to period.

 Interest Expense. Interest expense increased $91,000, or 11.9%, to $857,000 for the six months ended June 30, 2018, from $766,000 for the six months ended June 30, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, increased $51,000, or 43.2%, to $169,000 during the six months ended June 30, 2018 from $118,000 during the six months ended June 30, 2017, as the average balance of borrowings increased $2.1 million to $19.9 million for the six months ended June 30, 2018 from $17.8 million for the six months ended June 30, 2017, and the cost of borrowings increased 46 basis points to 1.70% for the six months ended June 30, 2018 from 1.24% for the six months ended June 30, 2017.  Interest expense on interest-bearing deposits increased $40,000 period to period. The average cost of our interest-bearing deposits increased 10 basis points to 0.88% from 0.78%, while the average balance of interest-bearing deposits decreased by $9.9 million, or 6.0%, during the same period.

Net Interest Income.  Net interest income increased $663,000, or 18.8%, to $4.2 million for the six months ended June 30, 2018 from $3.5 million for the six months ended June 30, 2017. Average net interest-earning assets increased $35.1 million to $66.3 million for the 2018 period from $31.2 million for the 2017 period. The increase was due primarily to the increase in loans as well as non-interest bearing deposit accounts and equity. Our net interest rate spread increased to 3.19% for the six months ended June 30, 2018 from 3.16% for the six months ended June 30, 2017, and our net interest margin increased to 3.46% for the 2018 period from 3.28% for the 2017 period.

Provision for Loan Losses.  We recorded a provision for loan losses of $304,000 for the six months ended June 30, 2018, compared to a $103,000 provision for the six months ended June 30, 2017, an increase of $201,000, or 195.1%. The increase in the provision for loan losses in the 2018 period compared to the 2017 period was a result of charge-offs in the current period. The allowance for loan losses was $1.9 million, or 0.95% of total loans, at June 30, 2018, compared to $1.5 million, or 0.88% of total loans, at June 30, 2017. Classified (substandard, doubtful and loss) commercial loans decreased to $250,000 at June 30, 2018 from $621,000 at June 30, 2017. Total nonperforming loans decreased to $968,000 at June 30, 2018 from $1.8 million at June 30, 2017. Net charge-offs for the six months ended June 30, 2018 were $196,000, compared to $62,000 for the prior year period. At June 30, 2018, $851,000, or 87.9%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $16,000, or 4.1%, to $411,000 for the six months ended June 30, 2018 from $395,000 for the six months ended June 30, 2017. The increase resulted primarily from the increase in service charges and fees of $61,000 and other income of $31,000 consisting primarily from the rental income from our Brookfield branch office, offset by a decrease in net gain on sale of securities of $13,000, net gain on sale of loans of $58,000 and decrease of $5,000 in the increase in cash surrender value of insurance.

Noninterest Expense.  Noninterest expense increased $80,000, or 2.2%, to $3.7 million for the six months ended June 30, 2018 from $3.6 million for the six months ended June 30, 2017. The increase was due to the increase in salaries and employee benefits of $146,000, data processing of $48,000, and foreclosed assets expense of $10,000, primarily due to the sale of other real estate owned, offset by a decrease in professional fees of $17,000, occupancy of equipment of $50,000 and other noninterest expense of $57,000, which primarily is a reduction in FDIC insurance expense.

Income Tax Expense.  We recorded an income tax expense of $137,000 for the six months ended June 30, 2018 compared to an income tax expense of $23,000 for the six months ended June 30, 2017, an increase of $114,000, or 495.7%. The increase reflected an increase of $398,000 in income before income taxes to $613,000 for the 2018 period compared to $215,000 for the 2017 period.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$185,665	$2,332	5.02%	$166,192	$1,903	4.58%
Available for sale securities	57,490	353	2.46%	46,465	256	2.20%
Interest-bearing deposits	2,071	3	0.58%	452	4	3.54%
FHLB stock	841	12	5.71%	697	4	2.30%
Total interest-earning assets	246,067	2,700	4.39%	213,806	2,167	4.05%
Noninterest-earning assets	15,901			21,745
Allowance for loan losses	(1,855)			(1,528)
Total assets	$260,113			$234,023

Interest-bearing liabilities:
Demand accounts	$4,817	4	0.33%	$4,167	5	0.48%
Money market accounts	52,327	103	0.79%	54,362	65	0.48%
Savings accounts	15,196	7	0.18%	16,765	4	0.10%
Health savings accounts	11,642	6	0.21%	11,504	7	0.24%
Certificates of deposit	69,890	222	1.27%	78,033	248	1.27%
Total interest-bearing deposits	153,872	342	0.89%	164,831	329	0.80%
Borrowings	25,197	116	1.84%	15,107	60	1.59%
Total interest-bearing liabilities	179,069	458	1.02%	179,938	389	0.86%
Noninterest-bearing deposits	20,783			16,551
Other non-interest bearing liabilities	1,123			3,041
Total liabilities	200,975			199,530
Equity	59,138			34,493
Total liabilities and equity	$260,113			$234,023

Net interest income		2,242			1,778
Net interest rate spread			3.37%			3.19%
Net interest-earning assets	66,998			33,868
Net interest margin			3.64%			3.33%
Average of interest-earning assets to interest-bearing liabilities	137%			119%

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$180,390	$4,307	4.78%	$166,742	$3,756	4.51%
Available for sale securities	58,451	716	2.45%	46,984	532	2.26%
Interest-bearing deposits	3,293	15	0.91%	1,046	5	0.96%
FHLB stock	700	16	4.57%	833	7	1.68%
Total interest-earning assets	242,834	5,054	4.16%	215,605	4,300	3.99%
Noninterest-earning assets	16,414			22,035
Allowance for loan losses	(1,835)			(1,502)
Total assets	$257,413			$236,138

Interest-bearing liabilities:
Demand accounts	$4,502	7	0.31%	$4,583	11	0.48%
Money market accounts	52,764	185	0.70%	53,810	111	0.41%
Savings accounts	15,329	15	0.20%	16,951	9	0.11%
Health savings accounts	11,596	13	0.22%	11,625	14	0.24%
Certificates of deposit	72,493	468	1.29%	79,629	503	1.26%
Total interest-bearing deposits	156,684	688	0.88%	166,598	648	0.78%
Borrowings	19,862	169	1.70%	19,027	118	1.24%
Total interest-bearing liabilities	176,546	857	0.97%	185,625	766	0.83%
Noninterest-bearing deposits	20,538			15,016
Other non-interest bearing liabilities	1,199			1,186
Total liabilities	198,283			201,827
Equity	59,130			34,311
Total liabilities and equity	$257,413			$236,138

Net interest income		4,197			3,534
Net interest rate spread			3.19%			3.16%
Net interest-earning assets	66,288			29,980
Net interest margin			3.46%			3.28%
Average of interest-earning assets to interest-bearing liabilities	138%			116%

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

	For Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$223	$206	$429
Available for sale securities	61	36	97
Interest-bearing deposits	14	(15)	(1)
FHLB Stock	1	7	8
Total interest-earning assets	$299	$234	$533

Interest-bearing liabilities:
Demand accounts	$1	$(2)	$(1)
Money market accounts	(2)	40	38
Savings accounts	-	3	3
Health savings accounts	-	(1)	(1)
Certificates of deposit	(26)	-	(26)
Total deposits	$(27)	$40	$13

Borrowings	40	16	56

Total interest-bearing liabilities	13	56	69

Change in net interest income	$286	$178	$464

	For Six Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to			Total Increase (Decrease)
	Volume		Rate
	(In thousands)

Interest-earning assets:
Loans		$307	$244	551
Available for sale securities		130	54	184
Interest-bearing deposits		11	(1)	10
FHLB Stock		(1)	10	9
Total interest-earning assets		$447	$307	$754

Interest-bearing liabilities:
Demand accounts	$	- -	$(4)	$(4)
Money market accounts		(2)	76	74
Savings accounts		(1)	7	6
Health savings accounts		-	(1)	(1)
Certificates of deposit		(45)	10	(35)
Total deposits		$(48)	$88	$40

Borrowings		5	46	51

Total interest-bearing liabilities		(43)	134	91

Change in net interest income		$490	$173	$663

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At June 30, 2018, we had $38.0 million outstanding in advances from the FHLB-Chicago. At June 30, 2018, due to the FHLB-Chicago’s repurchase of its stock, we had no available additional FHLB-Chicago advances.

Additionally, at June 30, 2018 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at June 30, 2018.

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

At June 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $48.1 million, or 18.6% of adjusted total assets, which is above the well-capitalized required level of $12.9 million, or 5.0%; and total risk-based capital of $50.0 million, or 25.1% of risk-weighted assets, which is above the well-capitalized required level of $19.9 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.0

The following materials for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

FFBW, INC.

Date: August 6, 2018	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: August 6, 2018	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer