Form 10-Q
period 2018-09-30
FFBW, Inc.
filed 2018-11-08
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES [X]     NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

6,612,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 8, 2018.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

September 30, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	September 30,	December 31,
Assets	2018	2017

Cash and due from banks	$3,408	$3,285
Fed funds sold	573	8,528
Cash and cash equivalents	3,981	11,813
Available for sale securities, stated at fair value	51,156	58,012
Loans held for sale	200	109
Loans, net of allowance for loan and lease losses of $2,020 and $1,800, respectively	197,673	171,355
Premises and equipment, net	5,111	5,290
Foreclosed assets	-	619
FHLB stock, at cost	739	514
Accrued interest receivable	887	782
Cash value of life insurance	6,957	6,558
Other assets	1,645	1,429

TOTAL ASSETS	$268,349	$256,481

Liabilities and Equity

Deposits	$186,185	$182,913
Advance payments by borrowers for taxes and insurance	1,179	36
FHLB advances	19,750	12,750
Accrued interest payable	541	37
Other liabilities	1,185	1,256
Total liabilities	$208,840	$196,992

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017, respectively)	$-	$-
Common stock ($0.01 par value, 19,000,000 authorized, 6,612,500 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	66	66
Additional paid in capital	28,307	28,296
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (246,543 and 256,263 shares at September 30, 2018 and December 31, 2017, respectively)	(2,466)	(2,563)
Retained earnings	34,762	33,937
Accumulated other comprehensive loss, net of income taxes	(1,160)	(247)
Total equity	$59,509	$59,489

TOTAL LIABILITIES AND EQUITY	$268,349	$256,481

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest and dividend income:
Loans, including fees	$2,394	$1,980	$6,701	$5,736
Securities
Taxable	315	220	994	673
Tax-exempt	12	36	49	115
Other	17	17	48	29

Total interest and dividend income	2,738	2,253	7,792	6,553
Interest Expense:
Interest-bearing deposits	451	350	1,139	998
Borrowed funds	156	65	325	183
Total interest expense	607	415	1,464	1,181
Net interest income	2,131	1,838	6,328	5,372
Provision for loan losses	111	63	415	166
Net interest income after provision for loan losses	2,020	1,775	5,913	5,206
Noninterest income:
Service charges and other fees	100	80	285	204
Net gain on sale of loans	67	81	142	214
Net gain (loss) on sale of securities	11	(2)	20	20
Increase in cash surrender value of insurance	49	49	144	149
Other noninterest income	23	24	70	40
Total noninterest income	250	232	661	627
Noninterest expense:
Salaries and employee benefits	1,044	945	3,229	2,984
Occupancy and equipment	251	269	747	815
Data processing	193	145	542	446
Foreclosed assets, net	(1)	(5)	36	22
Professional fees	117	111	330	341
Other noninterest expense	206	528	617	996
Total noninterest expense	1,810	1,993	5,501	5,604
Income before income taxes	460	14	1,073	229
Provision (credit) for income taxes	111	(25)	248	(2)
Net income	$349	$39	$825	$231
Earnings per share
Basic	$0.05	N/A	$0.13	N/A
Diluted	$0.05	N/A	$0.13	N/A

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income

Three and Nine Months Ended September 30, 2018 and 2017, (Unaudited)

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income	$349	$39	$825	$231
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	(233)	23	(1,189)	249
Reclassification adjustment for losses (gains) realized in net income	(11)	2	(20)	(20)
Other comprehensive income (loss) before tax effect	(244)	25	(1,209)	229
Tax effect of other comprehensive income (loss) items	66	(9)	296	(80)
Other comprehensive income (loss), net of tax	(178)	16	(913)	149
Comprehensive income (loss)	$171	$55	$(88)	$380

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Nine Months Ended September 30, 2018 and 2017, (Unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	-	$-	$-	$-	$34,123	$(125)	$33,998
Net income	-	-	-	-	231	-	231
Other comprehensive income	-	-	-	-	-	149	149
Balance at September 30, 2017	-	$-	$-	$-	$34,354	$24	$34,378

Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$59,489
Net income	-	-	-	-	825	-	825
ESOP shares committed to be released (9,720 shares)	-	-	11	97	-	-	108
Other comprehensive loss					-	(913)	(913)
Balance at September 30, 2018	6,612,500	$66	$28,307	$(2,466)	$34,762	$(1,160)	$59,509

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Dollars in Thousands)

	For the nine months ended September 30,
	2018	2017
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	825	231
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	166
Depreciation	254	366
Gain on sale of premises and equipment	-	-
Accretion of loan portfolio discount and deposit premium	(87)	(256)
Net amortization on securities available for sale	412	402
(Gain) loss on sales and impairments of foreclosed assets	17	(12)
Gain on sale of available for sale securities	(20)	(20)
Increase in cash surrender value of life insurance	(144)	(149)
Accretion of discount on FHLB advances	-	(20)
ESOP compensation	108	-
Changes in operating assets and liabilities:
Accrued interest receivable	(105)	(10)
Loans held for sale	(91)	520
Other assets	81	(461)
Accrued interest payable	504	449
Other liabilities	(71)	(183)
Net cash provided by operating activities	2,098	1,023

Cash flows from investing activities:
Proceeds from sales of available for sale securities	7,625	6,856
Maturities, calls, paydowns on securities	5,496	6,195
Purchases of available for sale securities	(7,867)	(7,961)
Net (increase) decrease in loans	(26,855)	(10,876)
Purchases of premises and equipment	(75)	(280)
Proceeds from redemption of FHLB stock	-	733
Purchase of FHLB stock	(225)	-
Proceeds from sale of equipment	-	248
Purchase of life insurance	(255)	(10)
Proceeds from sale of foreclosed assets	823	1,239
Net cash used in investing activities	(21,333)	(3,856)

Cash flows from financing activities:
Net increase in deposits	3,260	28,447
Net increase in advance payments by borrowers for taxes and insurance	1,143	1,154
Repayments of FHLB advances	-	(6,500)
Proceeds from FHLB advances	7,000	5,000
Net cash provided by financing activities	$11,403	$28,101
Net increase (decrease) in cash and cash equivalents	$(7,832)	$25,268
Cash and cash equivalents at beginning	11,813	6,911
Cash and cash equivalents at end	$3,981	$32,179

Supplemental Cash Flow Disclosures:
Cash paid for interest	$960	$757
Cash paid for income taxes	70	-
Loans transferred to foreclosed assets	221	746
Financed sales of foreclosed assets	21	-

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Form 10-Q

Notes to Financial Statements (Unaudited – In thousands, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of FFBW, Inc. and its wholly-owned subsidiary, First Federal Bank of Wisconsin ("the Bank"), (collectively the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month periods ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 2 – Nature of Business and Summary of Significant Accounting Policies

Organization

On October 10, 2017, the Bank converted to a stock savings bank and reorganized into the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., (the “Company”) which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the Company’s outstanding common upon the completion of the reorganization and stock issuance.  FFBW, Inc. is organized as a corporation under the laws of the United States.  FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of FFBW, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  Reorganization costs of $1,394 were recognized.

At September 30, 2018, the significant assets of the Company were the capital stock of the Bank, and a loan to the ESOP. The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

The Bank is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View neighborhood.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2018, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of November 7, 2018.

Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the Company is first required to file a registration statement. The Company has elected to use the extended transition period and intends to maintain its emerging growth company status as allowed under the JOBS Act.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Net income	$349	*	$825	*
Basic potential common shares
Weighted average shares outstanding	6,612,500	*	6,612,500	*
Weighted average unallocated Employee Stock Ownership Plan Shares	(247,623)	*	(250,863)	*
Basic weighted average shares outstanding	6,364,877	*	6,361,637	*
Dilutive potential common shares	-	*	-	*
Dilutive weighted average shares outstanding	6,364,877	*	6,361,637	*
Basic earnings per share	$0.05	*	$0.13	*
Diluted earnings per share	$0.05	*	$0.13	*
* Earnings per share for the three and nine months ended September 30, 2017 is not applicable because the public offering was completed in October 2017.

Note 4 Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Obligations of the US government and US government sponsored agencies	$1,421	$2	$(17)	$1,406
Obligations of states and political subdivisions	8,423	15	(180)	8,258
Mortgage-backed securities	34,266	18	(1,275)	33,009
Certificates of deposit	4,000	1	(101)	3,900
Corporate debt securities	4,635	11	(63)	4,583
Total available for sale securities	$52,745	$47	$(1,636)	$51,156

December 31, 2017
Obligations of the US government and US government sponsored agencies	$2,211	$11	$(2)	$2,220
Obligations of states and political subdivisions	13,102	104	(69)	13,137
Mortgage-backed securities	33,908	14	(455)	33,467
Certificates of deposit	4,000	6	(9)	3,997
Corporate debt securities	5,171	29	(9)	5,191
Total available for sale securities	$58,392	$164	$(544)	$58,012

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

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of the US government and US government sponsored agencies	$1,002	$(16)	$197	$(1)	$1,199	$(17)
Obligations of states and political subdivisions	3,910	(102)	2,780	(78)	6,690	(180)
Mortgage-backed securities	16,345	(572)	15,680	(703)	32,025	(1,275)
Certificates of deposit	3,405	(95)	244	(6)	3,649	(101)
Corporate debt securities	3,534	(63)	-	-	3,534	(63)
Total	$28,196	$(848)	$18,901	$(788)	$47,097	$(1,636)
December 31, 2017
Obligations of the US government and US government sponsored agencies	$235	$(2)	$-	$-	$235	$(2)
Obligations of states and political subdivisions	3,180	(23)	2,660	(46)	5,840	(69)
Mortgage-backed securities	22,685	(213)	9,270	(242)	31,955	(455)
Certificates of deposit	2,492	(9)	-	-	2,492	(9)
Corporate debt securities	2,683	(8)	250	(1)	2,933	(9)
Total	$31,275	$(255)	$12,180	$(289)	$43,455	$(544)

At September 30, 2018, the investment portfolio included 47 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 73 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2017, the investment portfolio included 27 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 73 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not intend to sell them prior to maturity; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three or nine months ended September 30, 2018 or September 30, 2017.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$2,042	$2,035
Due after one year through 5 years	7,300	7,202
Due after 5 years through 10 years	4,853	4,728
Due after 10 years	4,284	4,182
Subtotal	$18,479	$18,147
Mortgage-backed securities	34,266	33,009
Total	$52,745	$51,156

Proceeds from sales of available for sale securities during the nine months ended September 30, 2018 and September 30, 2017 were $7,625 and $6,856, respectively. Gross realized gains, during the nine months ended September 30, 2018 and September 30, 2017 on these sales amounted to $35 and $86, respectively. Gross realized losses on these sales were $15 and $66, during the nine months ended September 30, 2018 and September 30, 2017, respectively.

There were $927 of pledged securities at September 30, 2018 and none at December 31, 2017.

Note 5 Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2018	2017
Commercial
Development	$8,846	$1,498
Commercial real estate	61,397	53,202
Commercial and industrial	11,384	10,135
Residential real estate and consumer
1-4 family owner-occupied	44,425	41,446
1-4 family investor-owned	33,686	33,658
Multifamily	37,876	31,677
Consumer	2,142	1,613
Subtotal	$199,756	$173,229
Deferred loan fees	(63)	(74)
Allowance for loan losses	(2,020)	(1,800)
Net loans	$197,673	$171,355

Analysis of the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at June 30, 2018	$806	$1,102	$1,908
Provision for loan losses	47	64	111
Loans charged off	-	-	-
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2018	$853	$1,167	$2,020

Balance at June 30, 2017	$505	$1,014	$1,519
Provision (credit) for loan losses	87	(24)	63
Loans charged off	-	-	-
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2017	$592	$991	$1,583

Nine Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	217	198	415
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2018	$853	$1,167	$2,020

Balance at December 31, 2016	$348	$1,130	$1,478
Provision (credit) for loan losses	244	(78)	166
Loans charged off	-	(97)	(97)
Recoveries of loans previously charged off	-	36	36
Balance at September 30, 2017	$592	$991	$1,583

Allowance for loan losses at September 30, 2018:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	-	-	$-
Collectively evaluated for impairment	853	1,167	2,020
Total allowance for loan losses	$853	$1,167	$2,020

Allowance for loan losses at December 31, 2017:
Individually evaluated for impairment	-	179	$179
Collectively evaluated for impairment	660	961	1,621
Total allowance for loan losses	$660	$1,140	$1,800

September 30, 2018	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$91	$1,473	$1,564
Collectively evaluated for impairment	81,536	116,656	198,192
Total loans	$81,627	$118,129	$199,756

December 31, 2017
Loans:
Individually evaluated for impairment	$192	$2,112	$2,304
Collectively evaluated for impairment	64,643	106,282	170,925
Total loans	$64,835	$108,394	$173,229

Analysis for loans evaluated for impairment as of September 30, 2018 and December 31, 2017, follows:

As of September 30, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$93	$91	-	$96	$3
Residential real estate and consumer
1-4 family owner-occupied	1,195	1,114	-	1,189	18
1-4 family investor-owned	351	343	-	351	-
Consumer	16	16	-	18	-
Total loans with no related allowance	1,655	1,564	-	1,654	21
Total impaired loans	$1,655	$1,564	$-	$1,654	$21

As of December 31, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loan with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$375	$330	$179	$312	$8

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	198	192	-	204	-
Residential real estate and consumer
1-4 family owner-occupied	1,158	1,099	-	1,443	1
1-4 family investor-owned	716	683	-	1,289	24
Consumer	-	-	-	-	-
Total loans with no related allowance	2,072	1,974	-	2,936	25
Total impaired loans	$2,447	$2,304	$179	$3,248	$33

As of December 31, 2017, approximately $50 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties. At September 30, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2018 and December 31, 2017, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2018
Development	$8,846	$-	$-	$-	$8,846
Commercial real estate	61,397	-	-	-	61,397
Commercial and industrial	11,363	-	21	-	11,384
1-4 family investor-owned	31,729	1,711	246	-	33,686
Multifamily	37,876	-	-	-	37,876
Totals	$151,211	$1,711	$267	$-	$153,189
December 30, 2017
Development	$1,498	$-	$-	$-	$1,498
Commercial real estate	51,939	1,263	-	-	53,202
Commercial and industrial	9,436	586	113	-	10,135
1-4 family investor-owned	31,964	1,449	149	96	33,658
Multifamily	31,677	-	-	-	31,677
Totals	$126,514	$3,298	$262	$96	$130,170

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2018 and December 31, 2017, follows:

	Performing	Non-performing	Totals
September 30, 2018
1-4 family owner-occupied	43,765	660	44,425
Consumer	2,045	97	2,142
	$45,810	$757	$46,567
December 31, 2017
1-4 family owner-occupied	40,347	1,099	41,446
Consumer	1,613	-	1,613
	$41,960	$1,099	$43,059

Loan aging information as of September 30, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
September 30, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$8,846	$-	$-	$8,846	$-
Commercial real estate	61,397	-	-	61,397	-
Commercial and industrial	11,384	-	-	11,384	21
Residential real estate and consumer
1-4 family owner-occupied	44,011	414	-	44,425	603
1-4 family investor-owned	33,282	404	-	33,686	343
Multifamily	37,876	-	-	37,876	-
Consumer	2,142	-	-	2,142	-
Total	$198,938	$818	$-	$199,756	$967

Loan aging information as of December 31, 2017, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2017	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$1,498	$-	$-	$1,498	$-
Commercial real estate	53,202	-	-	53,202	-
Commercial and industrial	9,946	75	114	10,135	114
Residential real estate and consumer
1-4 family owner-occupied	40,941	436	69	41,446	580
1-4 family investor-owned	33,209	205	244	33,658	549
Multifamily	31,677	-	-	31,677	-
Consumer	1,607	6	-	1,613	-
Total	$172,080	$722	$427	$173,229	$1,243

There were no loans past due ninety days or more and still accruing interest as of September 30, 2018 and December 31, 2017.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of September 30, 2018, there was a 1-4 family investor-owned property totaling $250, a 1-4 family owner-occupied totaling $119  and a commercial business totaling $20 that were new troubled debt restructurings. $24 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended September 30, 2018 consisting of 1-4 family investor-owned properties. During the year ended December 31, 2017, the Company had two 1 – 4 family investor-owned properties totaling $331 default that were restructured within twelve months. $82 was charged to the allowance for loan losses relating to these properties.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 Deposits

The composition of deposits are as follows:

	September 30,	December 31,
	2018	2017

Non-interest bearing checking	$18,278	$22,271
Interest bearing checking	5,052	4,017
Money market	55,968	54,472
Statement savings accounts	14,622	14,030
Health savings accounts	11,245	11,335
Certificates of deposit	81,020	76,788

Total	$186,185	$182,913

Certificates of deposit that meet or exceed the FDIC insurance limit two hundred fifty thousand dollars totaled $22,236 and $12,424 as of September 30, 2018 and December 31, 2017, respectively.

The scheduled maturities of certificates of deposit are as follows as of September 30, 2018:

2018	10,371
2019	47,078
2020	14,848
2021	5,476
2022	1,432
2023	1,815

Total	$81,020

Note 7 FHLB Advances

FHLB advances consist of the following:

	September 30, 2018		December 31, 2017
	Rates	Amount	Rates	Amount
Fixed rate, fixed term advances	1.42% - 2.70%	11,750	1.42% - 1.92%	4,750
Fixed advances with floating spread	1.32% - 1.91%	8,000	1.39% - 1.96%	8,000

Total		$19,750		$12,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of September 30, 2018:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

2018		-	1.32%	2,000	$2,000
2019	2.21%	5,750	1.51%	2,000	$7,750
2020	2.34%	6,000	1.66%	2,000	$8,000
2021		-	1.91%	2,000	$2,000

Total	2.28%	$11,750	1.60%	$8,000	$19,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $166,311 and $135,760 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at September 30, 2018 and December 31, 2017, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $739 and $514 of FHLB stock owned by the Company at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company’s available and unused portion of this borrowing agreement was $2,000. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of September 30, 2018 or December 31, 2017. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the period ended September 30, 2018, 9,720 shares were committed to be released. During the period ended September 30, 2018, the average fair value per share of stock was $11.06 resulting in total ESOP compensation expense of $108 for the nine months ended September 30, 2018. The ESOP shares as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Shares committed to be released and allocated to participants	12,667	2,947
Total unallocated shares	246,543	256,263
Total ESOP shares	259,210	259,210

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

Effective January 1, 2015, the Bank became subject to the regulatory capital reforms in accordance with Basel III, which established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer ("CCB.") The regulations also included revisions to the definition of capital and changes in the risk-weighting of certain assets, in addition to redefining "well capitalized" as a 6.5% common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio.

Additionally, the CCB, which is applicable to the above minimum risk-based capital requirement, was introduced.  The CCB will eventually be 2.5% and is being phased in over a five year period.  The current CCB is equal to 1.25% and increases 0.625% annually through 2019 to 2.5%. The Bank, in order to avoid limitations on capital distributions, including dividend payments, engaging in share repurchases and certain discretionary bonus payments to executive officers, must maintain the CCB at the appropriate level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2017 and as of September 30, 2018, that the Bank meets all applicable capital adequacy requirements.

As of September 30, 2018, and December 31, 2017, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2018 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

							To Be Well Capitalized
	Actual		For Capital Adequacy Purposes				Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio		Amount		Ratio
September 30, 2018
Common Equity Tier 1 capital (to risk‑weighted assets)	$48,477	23.33%	≥	$9,352	≥	4.50%	≥	$13,508	≥	6.50%
Tier 1 capital (to risk‑weighted assets)	48,477	23.33%	≥	12,469	≥	6.00	≥	16,625	≥	8.00
Total capital (to risk‑weighted assets)	50,497	24.30%	≥	16,625	≥	8.00	≥	20,781	≥	10.00
Tier 1 capital (to average assets)	48,477	17.96%	≥	10,799	≥	4.00	≥	13,499	≥	5.00

December 31, 2017
Common Equity Tier 1 capital (to risk‑weighted assets)	$47,513	26.82%	≥	$7,973	≥	4.50%	≥	$11,517	≥	6.50%
Tier 1 capital (to risk‑weighted assets)	47,513	26.82%	≥	10,631	≥	6.00	≥	14,174	≥	8.00
Total capital (to risk‑weighted assets)	49,313	27.83%	≥	14,174	≥	8.00	≥	17,718	≥	10.00
Tier 1 capital (to average assets)	47,513	17.20%	≥	11,051	≥	4.00	≥	13,813	≥	5.00

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2018
Assets - Available for sale securities:	$51,156	$-	$51,156	$-

As of December 31, 2017
Assets - Available for sale securities:	$58,012	$-	$58,012	$-

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2018
Assets:
Foreclosed assets	-	-	-	-
Impaired loans	-	-	-	-
As of December 31, 2017
Assets:
Foreclosed assets	619	-	-	619
Impaired loans	151	-	-	151

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

The carrying value and estimated fair value of financial instruments at September 30, 2018 and December 31, 2017 follow:

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	3,981	3,981	-	-
Available for sale securities	51,156	-	51,156	-
Loans held for sale	200	-	200	-
Loans	197,673	-	-	197,412
Accrued interest receivable	887	887	-	-
Cash value of life insurance	6,957	-	-	6,957
FHLB stock	739	-	-	739

Financial liabilities:
Deposits	186,185	105,165	-	80,678
Advance payments by borrowers for taxes and insurance	1,179	1,179	-	-
FHLB advances	19,750	-	-	19,498
Accrued interest payable	541	541	-	-

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	11,813	11,813	-	-
Available for sale securities	58,012	-	58,012	-
Loans held for sale	109	-	109	-
Loans	171,355	-	-	171,729
Accrued interest receivable	782	782	-	-
Cash value of life insurance	6,558	-	-	6,558
FHLB stock	514	-	-	514

Financial liabilities:
Deposits	182,913	106,125	-	76,099
Advance payments by borrowers for taxes and insurance	36	36	-	-
FHLB advances	12,750	-	-	12,597
Accrued interest payable	37	37	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased $11.9 million, or 4.6%, to $268.3 million at September 30, 2018 from $256.5 million at December 31, 2017. The increase resulted primarily due to the increase in loans outstanding of $26.3 million funded primarily by borrowings, offset by a decrease in fed funds sold of $8.0 million and available for sale securities of $6.9 million.

Cash and due from banks. Cash and due from banks increased $123,000, or 3.7%, to $3.4 million at September 30, 2018 from $3.3 million at December 31, 2017. The increase resulted primarily from decrease in fed funds sold.

Fed funds sold. Fed funds sold decreased $8.0 million, or 93.3%, to $573,000 at September 30, 2018 from $8.5 million at December 31, 2017. The decrease resulted primarily from deploying the funds for increased loan growth.

Net Loans.  Net loans increased $26.3 million, or 15.4%, to $197.7 million at September 30, 2018 from $171.4 million at December 31, 2017. The increase resulted primarily from increases in commercial real estate loans of $8.2 million, or 15.4%, commercial development loans of $7.3 million, or 490.5%, and multifamily of $6.2 million, or 19.6%.

During the nine months ended September 30, 2018, we sold $7.5 million of one- to- four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities decreased $6.9 million, or 11.8%, to $51.1 million at September 30, 2018 from $58.0 million at December 31, 2017. This was a result of sales of $7.6 million, and maturities, normal paydowns and amortization of $5.9 million, offset by purchases of $7.9 million.

FHLB stock. FHLB stock increased $225,000, or 43.8%, to $739,000 at September 30, 2018 from $514,000 at December 31, 2017.

Deposits.  Deposits increased $3.3 million, or 1.8%, to $186.2 million at September 30, 2018 from $182.9 million at December 31, 2017. Noninterest-bearing checking accounts decreased $4.0 million, or 17.9%, to $18.3 million as of September 30, 2018 compared to $22.3 million as of December 31, 2017. Interest-bearing checking accounts increased $1.1 million, or 25.8%, to $5.1 million at September 30, 2018 from $4.0 million at December 31, 2017. Additionally, money market accounts increased $1.5 million to $56.0 million at September 30, 2018, compared to $54.5 million at December 31, 2017, and savings accounts decreased $592,000 to $14.6 million at September 30, 2018, compared to $14.0 million at December 31, 2017. Certificates of deposit increased $4.2 million, or 5.5% to $81.0 million as of September 30, 2018 from $76.8 million as of December 31, 2017. Health savings accounts decreased $90,000 to $11.2 million at September 30, 2018 from $11.3 million as of December 31, 2017.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $7.0 million, or 54.9% to $19.8 million at September 30, 2018 from $12.8 million December 31, 2017. The aggregate cost of outstanding FHLB advances was 1.98% at September 30, 2018, compared to the cost of deposits of 0.96% at that date. The increase was due to loan fundings.

Other liabilities. Other liabilities decreased $71,000, or 5.7%, to $1.2 million at September 30, 2018 from $1.3 million at December 31, 2017.

Total Equity.  Total equity increased $20,000, or 0.0%, to $59.5 million at September 30, 2018 from $59.5 million at December 31, 2017. The increase resulted from net income of $825,000 and allocation of ESOP shares of $108,000, offset by the net unrealized loss in available for sale securities of $913,000 for the period.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	September 30, 2018 and Nine Months Then Ended	December 31, 2017 and Twelve Months Then Ended	December 31, 2016 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	$967	$1,243	$2,899
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	967	1,243	2,899
Foreclosed assets	-	619	667
Total nonperforming assets ("NPAs")	$967	$1,862	$3,566
Troubled Debt Restructurings ("TDRs")	$1,060	$1,630	$5,167
Nonaccrual TDRs	$945	$969	$2,887
Average outstanding loan balance	$186,333	$170,577	$172,892
Loans, end of period	$199,756	$173,229	$168,540
ALLL, at beginning of period	$1,800	$1,478	$1,551
Loans charged off:
Commercial	(24)	-	-
Residential real estate and consumer	(172)	(133)	(917)
Total loans charged off	(196)	(133)	(917)
Recoveries of loans previously charged off:
Commercial	-	-	-
Residential real estate and consumer	1	36	-
Total recoveries of loans previous charged off	1	36	-
Net loans charged off ("NCOs'")	(195)	(97)	(917)
Additions to ALLL via provision for loan losses charged to operations	415	419	844
ALLL, at end of period	$2,020	$1,800	$1,478
Ratios:
ALLL to NCOs (annualized)	776.92%	1855.67%	161.18%
NCOs (annualized) to average loans	0.14%	0.06%	0.53%
ALLL to total loans	1.01%	1.04%	0.88%
NPL to total loans	0.48%	0.72%	1.72%
NPAs to total assets	0.36%	0.73%	1.48%
Total Assets	$268,349	$256,481	$241,555

Loans 30 to 89 days past due increased $96,000 to $818,000 at September 30, 2018 compared to $722,000 at December 31, 2017. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $967,000 at September 30, 2018, which included $945,000 of nonaccrual troubled debt restructured loans, reflected a decrease of $276,000 from the non-performing loans balance of $1.2 million at December 31, 2017. The decrease in non-performing loans included charge offs of $196,000. $172,000 of these charge-offs were secured by 1-4 family loans and $24,000 by commercial assets.

Our non-performing assets were $967,000 at September 30, 2018, or 0.36% of total assets, compared to $1.9 million, or 0.73% of total assets, at December 31, 2017. The decrease in non-performing assets since December 31, 2017 was primarily a result of a decrease in nonaccrual loans of $276,000 and foreclosed assets of $619,000. The decrease in nonaccrual loans included charge offs of $196,000.

Foreclosed assets decreased $619,000, from $619,000 at December 31, 2017 to $0 at September 30, 2018. We continue to aggressively liquidate foreclosed assets as part of our overall credit risk strategy.

Net charge-offs for the nine month period ended September 30, 2018 were $195,000, compared to $61,000 for the nine month period ended September 30, 2017. The ratio of annualized net charge-offs to average loans receivable was 0.14% for the nine month period ended September 30, 2018, compared to 0.06% for the twelve months ended December 31, 2017. Net charge-offs increased during the current year to date period primarily a result of selling nonperforming assets.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General.  We had net income of $349,000 for the three months ended September 30, 2018, compared to net income of $39,000 for the three months ended September 30, 2017, an increase of $310,000, or 794.9%. The increase in net income was the net effect of an increase in net interest income of $293,000, or 15.9%, an increase of $18,000, or 7.8%, in noninterest income, and a decrease in noninterest expense of $183,000, or 9.2%, offset partially by an increase in the provision for loan losses of $48,000, or 76.2%, and an increase in provision for income taxes of $136,000.

Interest and dividend income. Interest and dividend income increased $485,000, or 21.5%, to $2.7 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017. The increase was primarily attributable to a $414,000 increase in interest on loans resulting from an increase of $25.3 million in the average balance of loans quarter to quarter with a 25 basis point increase in yield quarter to quarter. Additionally, we had a $71,000 increase in interest on available for sale securities, due to an increase in the average balance of available for sale securities of $8.4 million quarter to quarter with a yield increase of 17 basis points quarter to quarter.

 Interest Expense. Interest expense increased $192,000, or 46.3%, to $607,000 for the three months ended September 30, 2018, from $415,000 for the three months ended September 30, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, increased $91,000, or 140.0%, to $156,000 during the three months ended September 30, 2018 from $65,000 during the three months ended September 30, 2017, as the average balance of borrowings increased $11.4 million to $29.3 million for the three months ended September 30, 2018 from $17.9 million for the three months ended September 30, 2017, the cost of borrowings increased 68 basis points to 2.13% for the three months ended September 30, 2018 from 1.45% for the three months ended September 30, 2017.  Interest expense on interest-bearing deposits increased $101,000 quarter to quarter. The average cost of our interest-bearing deposits increased 27 basis points to 1.13% from 0.85%, while the average balance of interest-bearing deposits decreased by $3.5 million, or 2.1%, during the same period.

Net Interest Income.  Net interest income increased $293,000, or 15.9%, to $2.1 million for the three months ended September 30, 2018 from $1.8 million for the three months ended September 30, 2017. Average net interest-earning assets increased $22.4 million to $64.9 million for the 2018 quarter from $42.5 million for the 2017 quarter. The increase was due primarily to the increases in loans as well as equity resulting from the stock offering which was consummated in October 2017. Our net interest rate spread decreased to 3.02% for the three months ended September 30, 2018 from 3.11% for the three months ended September 30, 2017, and our net interest margin increased to 3.35% for the 2018 quarter from 3.28% for the 2017 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $111,000 for the three months ended September 30, 2018, compared to a $63,000 provision for the three months ended September 30, 2017, an increase of $48,000, or 76.2%. The increase in the provision for loan losses in the 2018 quarter compared to the 2017 quarter was a result of loan growth in the current quarter. The allowance for loan losses was $2.0 million, or 1.01% of total loans, at September 30, 2018, compared to $1.6 million, or 0.88% of total loans, at September 30, 2017. Classified (substandard, doubtful and loss) commercial loans increased to $364,000 at September 30, 2018 from $352,000 at September 30, 2017. Total nonperforming loans decreased to $967,000 at September 30, 2018 from $1.2 million at September 30, 2017. Net recoveries for the three months ended September 30, 2018 were $1,000, consistent with $1,000 for the prior year period. At September 30, 2018, $848,000, or 87.7%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $18,000, or 7.8%, to $250,000 for the three months ended September 30, 2018 from $232,000 for the three months ended September 30, 2017. The increase resulted primarily from the increase in service charges and fees of $20,000 and  net gain on sales of securities of $13,000, offset by a decrease in net gain on sale of loans of $14,000.

Noninterest Expense.  Noninterest expense decreased $183,000, or 9.2%, to $1.8 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. The decrease was due to the decrease in other noninterest expense of $322,000, which for the 2017 quarter consisted of $290,000 for the donation of our downtown office to a local community group, and $32,000 for FDIC insurance expense offset by increase in salaries and employee benefits of $99,000 and data processing of $48,000.

Income Tax Expense.  We recorded an income tax expense of $111,000 for the three months ended September 30, 2018 compared to an income tax credit of $25,000 for the three months ended September 30, 2017, an increase of $136,000. The increase reflected an increase of $446,000 in income before income taxes to $460,000 for the 2018 quarter compared to $14,000 for the 2017 quarter.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective for the Company beginning January 1, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General.  We had net income of $825,000 for the nine months ended September 30, 2018, compared to net income of $231,000 for the nine months ended September 30, 2017, an increase of $594,000, or 257.1%. The increase in net income was the net effect of an increase in net interest income of $956,000, or 17.8%, an increase of $34,000, or 5.4%, in noninterest income, and a decrease in noninterest expense of $103,000, or 1.8%, offset partially by an increase in the provision for loan losses of $249,000, or 150.0%.

Interest and dividend income. Interest and dividend income increased $1.2 million, or 18.9%, to $7.8 million for the nine months ended September 30, 2018 from $6.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to a $965,000 increase in interest on loans resulting from an increase of $17.3 million in the average balance of loans quarter to quarter with a 27 basis point increase in yield period to period. Two loans previously on nonaccrual status paid off during the quarter ended June 30, 2018, allowing for more than $136,000 in interest income to be recognized, which accounts for 10 basis points. Additionally, we had a $225,000 increase in interest on available for sale securities, due to an increase in the average balance of available for sale securities of $10.5 million period to period with a yield increase of 18 basis points period to period.

 Interest Expense. Interest expense increased $283,000, or 24.0%, to $1.5 million for the nine months ended September 30, 2018, from $1.2 million for the nine months ended September 30, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, increased $142,000, or 77.6%, to $325,000 during the nine months ended September 30, 2018 from $183,000 during the nine months ended September 30, 2017, as the average balance of borrowings increased $3.1 million to $21.8 million for the nine months ended September 30, 2018 from $18.7 million for the nine months ended September 30, 2017, and the cost of borrowings increased 67 basis points to 1.98% for the nine months ended September 30, 2018 from 1.31% for the nine months ended September 30, 2017.  Interest expense on interest-bearing deposits increased $141,000 period to period. The average cost of our interest-bearing deposits increased 15 basis points to 0.96% from 0.81%, while the average balance of interest-bearing deposits decreased by $5.3 million, or 3.2%, during the same period.

Net Interest Income.  Net interest income increased $956,000, or 17.8%, to $6.3 million for the nine months ended September 30, 2018 from $5.4 million for the nine months ended September 30, 2017. Average net interest-earning assets increased $30.2 million to $65.9 million for the 2018 period from $35.6 million for the 2017 period. The increase was due primarily to the increase in loans and available for sale securities as well as equity. Our net interest rate spread decreased to 3.13% for the nine months ended September 30, 2018 from 3.14% for the nine months ended September 30, 2017, and our net interest margin increased to 3.42% for the 2018 period from 3.28% for the 2017 period.

Provision for Loan Losses.  We recorded a provision for loan losses of $415,000 for the nine months ended September 30, 2018, compared to a $166,000 provision for the nine months ended September 30, 2017, an increase of $249,000, or 150.0%. The increase in the provision for loan losses in the 2018 period compared to the 2017 period was a result of charge-offs and loan growth in the current period. The allowance for loan losses was $2.0 million, or 1.01% of total loans, at September 30, 2018, compared to $1.6 million, or 0.88% of total loans, at September 30, 2017. Classified (substandard, doubtful and loss) commercial loans increased to $364,000 at September 30, 2018 from $352,000 at September 30, 2017. Total nonperforming loans decreased to $967,000 at September 30, 2018 from $1.2 million at September 30, 2017. Net recoveries for the three months ended September 30, 2018 were $1,000, compared to $1,000 for the prior year period. At September 30, 2018, $848,000, or 87.7%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $34,000, or 5.4%, to $661,000 for the nine months ended September 30, 2018 from $627,000 for the nine months ended September 30, 2017. The increase resulted primarily from the increase in service charges and fees of $81,000 and other income of $30,000 consisting primarily from the rental income from our Brookfield branch office, offset by a decrease in net gain on sale of loans of $72,000 and decrease of $5,000 in the increase in cash surrender value of insurance.

Noninterest Expense.  Noninterest expense decreased $103,000, or 1.8%, to $5.5 million for the nine months ended September 30, 2018 from $5.6 million for the nine months ended September 30, 2017. The decrease was due to the decrease in other noninterest expense of $379,000, which, for the 2017 period, resulted primarily is the donation of the downtown office to a local community group of $290,000 and a reduction in FDIC insurance expense of $111,000, and a decrease in occupancy and equipment of $68,000, offset by increase in salaries and employee benefits of $245,000, data processing of $96,000, and foreclosed assets expense of $14,000, primarily due to the sale of other real estate owned.

Income Tax Expense.  We recorded an income tax expense of $248,000 for the nine months ended September 30, 2018 compared to an income tax credit of $2,000 for the nine months ended September 30, 2017, an increase of $250,000. The increase reflected an increase of $844,000 in income before income taxes to $1.1 million for the 2018 period compared to $229,000 for the 2017 period.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$198,913	$2,394	4.81%	$173,630	$1,980	4.56%
Available for sale securities	53,409	327	2.45%	44,974	256	2.28%
Interest-bearing deposits	1,378	9	2.61%	5,002	13	1.04%
FHLB stock	945	8	3.39%	603	4	2.65%
Total interest-earning assets	254,645	2,738	4.30%	224,209	2,253	4.02%
Noninterest-earning assets	16,970			19,634
Allowance for loan losses	(1,969)			(1,547)
Total assets	$269,646			$242,296

Interest-bearing liabilities:
Demand accounts	$5,019	4	0.32%	$2,524	2	0.32%
Money market accounts	52,519	99	0.75%	56,639	88	0.62%
Savings accounts	15,246	8	0.21%	16,864	19	0.45%
Health savings accounts	11,390	9	0.32%	11,403	7	0.25%
Certificates of deposit	76,178	331	1.74%	76,387	234	1.23%
Total interest-bearing deposits	160,352	451	1.13%	163,817	350	0.85%
Borrowings	29,350	156	2.13%	17,920	65	1.45%
Total interest-bearing liabilities	189,702	607	1.28%	181,737	415	0.91%
Noninterest-bearing deposits	19,009			24,587
Other non-interest bearing liabilities	1,525			1,493
Total liabilities	210,236			207,817
Equity	59,410			34,479
Total liabilities and equity	$269,646			$242,296

Net interest income		2,131			1,838
Net interest rate spread			3.02%			3.11%
Net interest-earning assets	64,943			42,472
Net interest margin			3.35%			3.28%
Average of interest-earning assets to interest-bearing liabilities	134%			123%

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$186,333	$6,701	4.79%	$169,063	$5,736	4.52%
Available for sale securities	56,765	1,043	2.45%	46,307	788	2.27%
Interest-bearing deposits	2,789	23	1.10%	2,363	18	1.02%
FHLB stock	759	25	4.39%	756	11	1.94%
Total interest-earning assets	246,646	7,792	4.21%	218,489	6,553	4.00%
Noninterest-earning assets	16,683			21,241
Allowance for loan losses	(1,881)			(1,517)
Total assets	$261,448			$238,213

Interest-bearing liabilities:
Demand accounts	$4,679	12	0.34%	$3,115	13	0.56%
Money market accounts	52,905	284	0.72%	54,603	199	0.49%
Savings accounts	15,350	22	0.19%	16,784	28	0.22%
Health savings accounts	11,522	22	0.25%	11,526	21	0.24%
Certificates of deposit	74,493	799	1.43%	78,186	737	1.26%
Total interest-bearing deposits	158,949	1,139	0.96%	164,214	998	0.81%
Borrowings	21,844	325	1.98%	18,654	183	1.31%
Total interest-bearing liabilities	180,793	1,464	1.08%	182,868	1,181	0.86%
Noninterest-bearing deposits	20,024			19,689
Other non-interest bearing liabilities	1,406			1,289
Total liabilities	202,223			203,846
Equity	59,225			34,367
Total liabilities and equity	$261,448			$238,213

Net interest income		6,328			5,372
Net interest rate spread			3.13%			3.14%
Net interest-earning assets	65,853			35,621
Net interest margin			3.42%			3.28%
Average of interest-earning assets to interest-bearing liabilities	136%			119%

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

Three Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$288	$126	$414
Available for sale securities	48	23	71
Interest-bearing deposits	(9)	5	(4)
FHLB Stock	-	14	14
Total interest-earning assets	$327	$168	$495

Interest-bearing liabilities:
Demand accounts	$2	$-	$2
Money market accounts	(6)	17	11
Savings accounts	(2)	(9)	(11)
Health savings accounts	-	2	2
Certificates of deposit	(1)	98	97
Total deposits	$(7)	$108	$101

Borrowings	41	50	91

Total interest-bearing liabilities	34	158	192

Change in net interest income	$293	$10	$303

Nine Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$586	$379	$965
Available for sale securities	178	77	255
Interest-bearing deposits	3	2	5
FHLB Stock	-	14	14
Total interest-earning assets	$767	$472	$1,239

Interest-bearing liabilities:
Demand accounts	$7	(8)	$(1)
Money market accounts	(6)	91	85
Savings accounts	(2)	(4)	(6)
Health savings accounts	-	1	1
Certificates of deposit	(35)	97	62
Total deposits	$(36)	$177	$141

Borrowings	31	111	142

Total interest-bearing liabilities	(5)	288	283

Change in net interest income	$772	$184	$956

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At September 30, 2018, we had $19.8 million outstanding in advances from the FHLB-Chicago. At September 30, 2018, due to the FHLB-Chicago’s repurchase of its stock, we had no available additional FHLB-Chicago advances.

Additionally, at September 30, 2018 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which zero was drawn at September 30, 2018.

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

At September 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $48.5 million, or 18.0% of adjusted total assets, which is above the well-capitalized required level of $13.5 million, or 5.0%; and total risk-based capital of $50.5 million, or 24.3% of risk-weighted assets, which is above the well-capitalized required level of $20.8 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.0

The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

_________________________________________

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

FFBW, INC.

Date: November 8, 2018	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 8, 2018	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer