Form 10-K
period 2018-12-31
FFBW, Inc.
filed 2019-03-28
CIK 1709017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018.

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

Registrant's telephone number, including area code: (262) 542-4448

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 29, 2018 (the last date of trading of the Registrant’s most recently completed fiscal second quarter), was approximately $28.7 million.

As of March 27, 2019, there were 6,682,606 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

(2) Annual Report to Stockholders (Parts II and IV).

PART I

ITEM 1.              Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds including for reinvestment in First Federal Bank of Wisconsin.

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

BUSINESS OF FIRST FEDERAL BANK OF WISCONSIN

General

First Federal Bank of Wisconsin is a federally chartered stock savings bank, with its home office in Waukesha, Wisconsin, which is in Waukesha County, located in southeastern Wisconsin approximately 18 miles west of Milwaukee. First Federal Bank of Wisconsin was originally organized in 1922, and has operated continuously in the Milwaukee metropolitan area since that time. In May 2014, we merged with Bay View Federal Savings and Loan Association (“Bay View Federal”), a federal mutual saving association located in Milwaukee, Wisconsin, with approximately $135 million in assets as of the May 17, 2014 closing date of the merger. In the merger, Bay View Federal’s sole office located in the Bay View neighborhood of Milwaukee became a branch office of First Federal Bank of Wisconsin, thereby expanding our presence into Milwaukee County.

From our founding in 1922 until 2006, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. Beginning in 2006, we expanded our loan operations and began offering commercial products. Our commercial loan offerings have increased significantly in the last decade, including through our merger in 2014 with Bay View Federal.

In July 2016, we hired our current president and chief executive officer, Edward H. Schaefer, and since this time we have conducted an extensive review of our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Schaefer, we believe that we have significantly upgraded our loan operations, policies, procedures and controls. Among other areas, we have enhanced our commercial real estate and commercial and industrial lending infrastructure and have recently added a new senior vice president of commercial lending. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products in order to accommodate business customers, and thereby grow our core deposits.

Subject to market conditions, we expect to continue to increase our focus on originating commercial real estate and commercial and industrial loans to continue to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate debt securities and U.S. government and agency securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, health savings accounts and certificate of deposit accounts. Additionally, we have used advances from the Federal Home Loan Bank of Chicago and brokered certificates of deposit to fund our operations.

In October 2017, we consummated our reorganization in to a mutual holding company structure whereby First Federal Bank of Wisconsin became a stock bank and the wholly owned subsidiary of FFBW, Inc. Concurrently with this reorganization, FFBW, Inc. sold 44.6% of its stock to the general public, including First Federal Bank of Wisconsin’s employee stock ownership plan, and issued 55.0% of its stock to FFBW, MHC, our top tier mutual holding company. Additionally, as part of the reorganization, we established a charitable foundation called FFBW Community Foundation and funded it with $250,000 in cash and 25,000 shares. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

Our website address is www.firstfederalwisconsin.com. The Company makes available, through links on our website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, 5, and 8. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference to this or any other report the Company files or furnishes to the SEC.

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

Waukesha County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Waukesha County had an estimated population of 400,000 as of July 2017. The Bay View neighborhood of Milwaukee is a more urban community located in the southern portion of the city of Milwaukee.

Waukesha County is primarily a suburban community and is the second wealthiest county in Wisconsin. According to the United States Census, from 2013 through 2017:

●	the median household income in Waukesha County was $81,000 compared to a median household income for Wisconsin of $57,000;

●	The median home value was $263,000, compared to $169,000 in Wisconsin;

●	Approximately 42.9% of the population of Waukesha County held a bachelor’s degree or higher, compared to 29.0% of Wisconsin; and

●	Approximately 4.8% of the population of Waukesha County had incomes below the poverty level, compared to 11.3% of Wisconsin.

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

As of June 30, 2018 (the latest date for which information is available), our market share was 0.99% of total deposits in Waukesha County, Wisconsin, making us the 21st largest out of 35 banks in Waukesha County. Our market share was 0.12% of total deposits in Milwaukee County, Wisconsin, making us the 23rd largest out of 28 banks in Milwaukee County.

Lending Activities

Our lending focus was historically originating 1-4 family owner-occupied residential real estate loans, 1-4 family investor-owned residential real estate loans, commercial real estate loans and multifamily loans. We are putting more focus on also originate commercial and industrial loans, commercial development loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and commercial and industrial lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans.

Since 2016, we have hired a new president and chief executive officer who has extensive commercial lending experience and as well as a new senior vice president of commercial lending. Additionally, we continually enhance our underwriting policies and procedures. We believe that these enhanced policies and procedures will further our business strategy of growing our commercial real estate and commercial and industrial loan portfolios while maintaining a strong credit and underwriting culture.

We sell the majority of the fixed-rate conforming and eligible jumbo 1-4 family owner-occupied residential real estate loans that we originate, generally on a servicing-released basis, with limited or no recourse, while retaining non-eligible jumbo fixed-rate and adjustable-rate 1-4 family owner-occupied residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $679,000, $109,000, $592,000, $636,000 and $215,000 at December 31, 2018, 2017, 2016, 2015, 2014, respectively.

	At December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Development	$7,801	3.9%	$1,498	0.9%	$2,526	1.5%
Real estate	69,425	34.6	53,202	30.7	42,276	25.1
Commercial and industrial	13,142	6.4	10,135	5.9	7,617	4.6
Residential real estate and consumer:
1-4 family owner-occupied	41,018	20.4	41,446	23.9	48,001	28.5
1-4 family investor-owned	32,312	16.1	33,658	19.4	34,633	20.5
Multifamily	34,467	17.2	31,677	18.3	31,905	18.9
Consumer	2,733	1.4	1,613	0.9	1,582	0.9

Total loans	200,898	100.0%	173,229	100.0%	168,540	100.0%

Deferred loan costs (fees)	(86)		(74)		(88)
Allowance for loan losses	(2,118)		(1,800)		(1,478)

Total loans, net	$198,694		$171,355		$166,974

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Development	$4,340	2.5%	$2,639	1.5%
Real estate	42,213	24.3	38,177	22.3
Commercial and industrial	8,972	5.1	7,173	4.2
Residential real estate and consumer:
1-4 family owner-occupied	55,364	31.9	58,014	33.9
1-4 family investor-owned	33,353	19.2	32,713	19.1
Multifamily	26,963	15.5	27,152	15.9
Consumer	2,555	1.5	5,256	3.1

Total loans	173,760	100.0%	171,124	100.0%

Deferred loan costs (fees)	(77)		(71)
Allowance for loan losses	(1,551)		(1,167)

Total loans, net	$172,132		$169,886

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	Commercial development	Commercial real estate	Commercial and industrial	One- to four- family owner- occupied	One- to four- family investor- owned	Multifamily	Consumer	Total
	(In thousands)

Due During the Years Ending December 31,
2019	$500	$5,075	$4,276	$3,783	$1,890	$1,535	$700	$17,759
2020	3,398	16,448	1,752	343	7,720	5,373	130	35,164
2021	1,040	5,717	2,252	277	3,656	2,052	117	15,111
2022 to 2023	2,863	30,283	4,496	656	7,336	14,177	173	59,984
2024 to 2028	-	5,914	366	2,678	313	7,645	1,613	18,529
2029 to 2033	-	2,326	-	6,139	1,868	415	-	10,748
2034 and beyond	-	3,662	-	27,142	9,529	3,270	-	43,603

Total	$7,801	$69,425	$13,142	$41,018	$32,312	$34,467	$2,733	$200,898

The following table sets forth the fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)

Commercial:
Development	$4,939	$2,362	$7,301
Real estate	50,126	14,224	64,350
Commercial and industrial	7,536	1,330	8,866
Residential real estate and consumer:
1-4 family owner-occupied	12,981	24,254	37,235
1-4 family investor-owned	20,114	10,308	30,422
Multifamily	29,603	3,329	32,932
Consumer	291	1,742	2,033
Total	$125,590	$57,549	$183,139

1-4 Family Owner-Occupied Residential Real Estate Lending. At December 31, 2018, we had $41.0 million of loans secured by 1-4 family owner-occupied residential real estate, representing 20.4% of our total loan portfolio. In addition, at December 31, 2018, we had $679,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate 1-4 family residential real estate loans. At December 31, 2018, 47.6% of our 1-4 family owner-occupied residential real estate loans were fixed-rate loans, and 52.4% of such loans were adjustable-rate loans.

Our fixed-rate 1-4 family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2018 was $453,100 for single-family homes in our market area. We typically sell, servicing-released, our conforming and eligible jumbo fixed-rate 1-4 family owner-occupied residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2018, we had $16.5 million in jumbo loans, which represented 40.1% of our 1-4 family owner-occupied residential real estate loans. Our average loan size for jumbo loans was $658,000 at December 31, 2018. Virtually all of our 1-4 family residential real estate loans are secured by properties located in Waukesha County or Milwaukee County, Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 85% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 100%.

Our adjustable-rate 1-4 family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the 12-month Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate 1-4 family residential real estate loans.

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

We do not offer “interest only” mortgage loans on permanent 1-4 family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for 1-4 family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

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

1-4 Family Investor-Owned Residential Real Estate Lending. At December 31, 2018, we had $32.3 million of loans secured by 1-4 family investor-owned residential real estate, representing 16.1% of our total loan portfolio. 1-4 family investor-owned residential real estate loans are underwritten pursuant to our commercial lending underwriting criteria. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

We believe that there is a greater credit risk inherent in investor-owned residential properties than in owner-occupied 1-4 family residential real estate loans since, similar to commercial real estate and multifamily loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of investor-owned properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Multifamily Residential Real Estate Loans. At December 31, 2018, multifamily residential real estate loans were $34.5 million, or 17.2%, of our total loan portfolio. Our multifamily residential real estate loans are generally secured by properties consisting of five or more rental units in our market area. In addition to originating these loans, we also purchase and participate in multifamily residential real estate loans from other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans. We believe our enhanced credit underwriting and loan administration policies and procedures should address these risks.

We originate a variety of adjustable-rate multifamily residential real estate loans with terms and amortization periods generally up to 25 years, which may include balloon loans. Interest rates and payments on our adjustable-rate generally are indexed to the prime rate plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

In underwriting multifamily residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 115%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multifamily residential real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multifamily residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

If we foreclose on a multifamily residential real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

At December 31, 2018, our largest multifamily residential real estate loan had an outstanding balance of $3.8 million and was secured by an apartment complex. At December 31, 2018, this loan was performing in accordance with its repayment terms.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2018, we had $69.4 million in commercial real estate loans, representing 34.6% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in southeastern Wisconsin.

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

At December 31, 2018, the average loan size of our outstanding commercial real estate loans was $655,000, and the largest of such loans was a $4.3 million loan secured by a hotel. This loan was performing in accordance with its repayment terms at December 31, 2018.

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

Commercial real estate loans entail greater credit risks compared to 1-4 family owner-occupied residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Commercial and Industrial Lending. At December 31, 2018, we had $13.1 million of commercial and industrial loans, representing 6.4% of our total loan portfolio. We originate commercial and industrial loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $3.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Chicago rate. We generally obtain personal guarantees with commercial and industrial loans.

At December 31, 2018, the average loan size of our outstanding commercial and industrial loans was $183,000, and our largest outstanding commercial and industrial loan balance was a $1.3 million loan to a graphics company. This loan was performing in accordance with its repayment terms at December 31, 2018.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than 1-4 family residential real estate loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

As commercial and industrial loans typically help to drive deposit growth, we are increasing our focus on growing this segment of the  loan portfolio. This will also improve diversification and increase loan portfolio yield.

Commercial Development Loans. At December 31, 2018, we had $7.8 million, or 3.9% of our total loan portfolio, in commercial development loans. Our commercial development loans may be made for the construction and development of both 1-4 family residential real estate and commercial real estate projects. Our commercial development loans generally have initial terms of up to 36 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial development loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans, and have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is 65% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements. Before making a commitment to fund a construction loan, First Federal Bank of Wisconsin requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Each property is inspected before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2018, the unadvanced portion of total commercial development loans totaled $9.1 million. At December 31, 2018, our largest commercial development loan had a balance of $1.9 million and was secured by a multifamily complex construction project and was performing in accordance with its repayment terms.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2018, our consumer loan portfolio totaled $2.7 million, or 1.4% of our total loan portfolio. At December 31, 2018, we had no unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2018 and 2017, we sold $13.0 million and $14.4 million of 1-4 family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2018, we had seven loans with an aggregate balance of $12.0 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2018 we had participated out portions of five loans with an aggregate amount of $7.2 million. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Total loans, including loans held for sale, at beginning of period	$173,229	$168,540	$173,760	$171,124	$89,533

Loans originated:
Commercial development	4,332	2,480	1,873	832	-
Commercial real estate	12,635	23,892	9,011	16,784	15,415
Commercial and industrial	6,434	3,904	2,637	2,582	3,724
Residential 1-4 family owner-occupied	30,461	30,742	33,688	26,885	18,178
Residential 1-4 family investor-owned	3,580	4,795	5,783	6,212	12,368
Multifamily	10,455	8,415	5,380	2,340	7,382
Consumer	781	368	76	70	73
Total loans originated	68,678	74,596	58,448	55,705	57,140

Loans purchased:
Commercial development	-	4,000	-	-	3,015
Commercial real estate	5,327	418	1,975	1,890	15,292
Residential 1-4 family owner-occupied	-	-	-	-	20,109
Residential 1-4 family investor-owned	-	-	-	-	22,182
Multifamily	-	-	4,000	-	13,607
Consumer	-	-	-	-	275
Total loans purchased	5,327	4,418	5,975	1,890	74,480

Loans sold:
Commercial real estate	-	-	-	(3,529)	(2,031)
Residential 1-4 family owner-occupied	(13,003)	(14,440)	(20,175)	(14,434)	(4,646)
Total loans sold	(13,003)	(14,440)	(20,175)	(17,693)	(6,677)

Other:
Principal repayments	(33,333)	(59,885)	(49,468)	(37,266)	(43,352)

Net loan activity	27,669	4,689	(5,220)	2,636	81,591
Total loans, including loans held for sale, at end of period	$200,898	$173,229	$168,540	$173,760	$171,124

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that First Federal Bank of Wisconsin is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of First Federal Bank of Wisconsin’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2018, based on the 15% limitation, First Federal Bank of Wisconsin’s loans-to-one-borrower limit was approximately $7.6 million.  On the same date, First Federal Bank of Wisconsin had no borrowers with outstanding balances in excess of this amount. At December 31, 2018, our largest loan relationship with one borrower was for $5.8 million, which was secured by a commercial office building, commercial vehicles, 1-4 family investor-owned properties and commercial development properties, and the underlying loans were performing in accordance with their repayment terms on that date.

Our lending is subject to written underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors.  The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our president and chief executive officer has individual authorization to approve loans up to $2.0 million.  Our senior vice president of commercial lending has individual authorization to approve loans up to $1.0 million.  Our Officers Loan Committee, which consists of our president and chief executive officer, senior vice president of commercial lending, and all loan officers, can approve loans up to $3.0 million in the aggregate.  Our Board Credit Committee, which consists of our president and chief executive officer, chief lending officer, and three outside directors can approve loans up to $5.0 million. Loans in excess of $5.0 million require the approval of our full board of directors.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Commercial:
Development	-	$-	-	$-	-	$-
Real estate	-	-	-	-	-	-
Commercial and industrial	1	66	-	-	1	66
Residential real estate and consumer:
1-4 family owner-occupied	1	5	-	-	1	5
1-4 family investor-owned	1	243	-	-	1	243
Multifamily	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	3	$314	-	$-	3	$314

At December 31, 2017
Commercial:
Development	-	$-	-	$-	-	$-
Real estate	-	-	-	-	-	-
Commercial and industrial	1	75	1	114	2	189
Residential real estate and consumer:
1-4 family owner-occupied	4	436	1	69	5	505
1-4 family investor-owned	3	205	2	244	5	449
Multifamily	-	-	-	-	-	-
Consumer	1	6	-	-	1	6
Total	9	$722	4	$427	13	$1,149

At December 31, 2016
Commercial:
Development	-	$-	-	$-	-	$-
Real estate	-	-	-	-	-	-
Commercial and industrial	1	54	-	-	1	54
Residential real estate and consumer:
1-4 family owner-occupied	10	1,743	2	407	12	2,150
1-4 family investor-owned	2	170	3	567	5	737
Multifamily	-	-	-	-	-	-
Consumer	1	2	-	-	1	2
Total	14	$1,969	5	$974	19	$2,943

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Commercial:
Development	-	$-	1	$566	1	$566
Real estate	-	-	-	-	-	-
Commercial and industrial	2	162	-	-	2	162
Residential real estate and consumer:
1-4 family owner-occupied	5	691	3	715	8	1,406
1-4 family investor-owned	7	650	7	1,004	14	1,654
Multifamily	-	-	-	-	-	-
Consumer	3	117	2	200	5	317
Total	17	$1,620	13	$2,485	30	$4,105

At December 31, 2014
Commercial:
Development	2	$1,083	-	$-	2	$1,083
Real estate	-	-	-	-	-	-
Commercial and industrial	1	118	-	-	1	118
Residential real estate and consumer:
1-4 family owner-occupied	6	958	6	1,107	12	2,065
1-4 family investor-owned	1	170	4	363	5	533
Multifamily	-	-	-	-	-	-
Consumer	2	172	2	43	4	215
Total	12	$2,501	12	$1,513	24	$4,014

Nonperforming Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans decreased to $720,000, or 0.36% of total loans, at December 31, 2018 from $1.2 million, or 0.72% of total loans, at December 31, 2017 and $2.9 million, or 1.72% of total loans, at December 31, 2016.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Federal Bank of Wisconsin grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. There were no additional funds committed to impaired loans as of December 31, 2018. As of December 31, 2017, approximately $50,000 was committed to one impaired loan relationship to finance costs relating to the disposal of several properties.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2018, we had $700,000 in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2018, we had $501,000 in accruing troubled debt restructurings.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Non-accrual loans:
Commercial:
Development	$-	$-	$-	$566	$646
Real estate	-	-	-	-	-
Commercial and industrial	20	114	126	-	-
Residential real estate and consumer:
1-4 family owner-occupied	365	580	1,698	1,871	1,410
1-4 family investor-owned	241	549	827	1,003	825
Multifamily	-	-	248	277	306
Consumer	94	-	-	200	192
Total	720	1,243	2,899	3,917	3,379

Accruing loans 90 days or more past due:
Residential real estate and consumer:
Consumer	-	-	-	-	23
Total loans 90 days or more past due	-	-	-	-	23
Total non-performing loans	720	1,243	2,899	3,917	3,402
Foreclosed assets	69	619	667	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$789	$1,862	$3,566	$3,917	$3,402

Troubled debt restructurings:
Commercial:
Development	$-	$-	$-	$566	$646
Real estate	-	-	14	-	-
Commercial and industrial	67	192	127	-	-
Residential real estate and consumer:
1-4 family owner-occupied	785	630	2,104	1,685	2,600
1-4 family investor-owned	241	808	2,454	927	997
Multifamily	-	-	468	277	306
Consumer	108	-	-	171	-
Total	$1,201	$1,630	$5,167	$3,626	$4,549

Ratios:
Total non-performing loans to total loans	0.36%	0.72%	1.72%	2.25%	1.99%
Total non-performing loans to total assets	0.27%	0.48%	1.20%	1.61%	1.41%
Total non-performing assets to total assets	0.30%	0.73%	1.48%	1.61%	1.41%

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $31,000. Interest income recognized on such loans for the year ended December 31, 2018 was $31,000.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2018, six loans totaling $221,000 secured by one- to four-family investor-owned residential properties and one loan totaling $69,000 secured by 1-4 family owner-occupied residential property were transferred into foreclosed assets. We had $69,000 and $619,000 of foreclosed assets at December 31, 2018 and 2017, respectively.

Other Loans of Concern. There were no other loans at December 31, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Balance at beginning of year	$1,800	$1,478	$1,551	$1,167	$1,033
Charge-offs:
Commercial:
Development	-	-	-	-	-
Real estate	-	-	-	-	-
Commercial and industrial	24	-	-	-	-
Residential real estate and consumer:
1-4 family owner-occupied	-	51	255	22	204
1-4 family investor-owned	172	82	493	74	145
Multifamily	-	-	-	-	-
Consumer	-	-	169	20	40
Total charge-offs	196	133	917	116	388

Recoveries:
Residential real estate and consumer:
1-4 family owner-occupied	1	18	-	140	-
1-4 family investor-owned	-	18	-	-	-
Total recoveries	1	36	-	140	-
Net charge-offs	195	97	917	(24)	388
Provision for loan losses	513	419	844	360	523
Balance at end of year	$2,118	$1,800	$1,478	$1,551	$1,167

Ratios:
Net charge-offs to average loans outstanding	0.10%	0.06%	0.53%	-0.01%	0.27%
Allowance for loan losses to non-performing loans at end of year	294.17%	144.81%	50.98%	39.60%	34.30%
Allowance for loan losses to total loans at end of year	1.05%	1.04%	0.88%	0.89%	0.68%

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

	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial:
Development	$92	4.3%	3.9%	$18	1.0%	0.9%
Real estate	697	32.9	34.6	537	29.8	30.7
Commercial and industrial	151	7.1	6.4	105	5.8	5.9
Residential real estate and consumer:
1-4 family owner-occupied	433	20.5	20.4	420	23.3	23.9
1-4 family investor-owned	407	19.2	16.1	411	22.9	19.4
Multifamily	334	15.8	17.2	306	17.0	18.3
Consumer	4	0.2	1.4	3	0.2	0.9
Total allowance for loan losses	$2,118	100.0%	100.0%	$1,800	100.0%	100.0%

	At December 31,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial:
Development	$23	1.6%	1.5%	$23	1.5%	2.5%	$9	0.8%	1.5%
Real estate	268	18.1	25.1	416	26.8	24.3	322	27.6	22.3
Commercial and industrial	57	3.9	4.6	58	3.7	5.1	103	8.8	4.2
Residential real estate and consumer:
1-4 family owner-occupied	388	26.2	28.5	498	32.1	31.9	152	13.0	33.9
1-4 family investor-owned	500	33.8	20.5	313	20.2	19.2	384	32.8	19.1
Multifamily	195	13.2	18.9	126	8.1	15.5	26	2.3	15.9
Consumer	47	3.2	0.9	118	7.6	1.5	171	14.7	3.1
Total allowance for loan losses	$1,478	100.0%	100.0%	$1,551	100.0%	100.0%	$1,167	100.0%	100.0%

At December 31, 2018, our allowance for loan losses represented 1.05% of total loans and 294.17% of non-performing loans, and at December 31, 2017, our allowance for loan losses represented 1.04% of total loans and 144.81% of non-performing loans. There were $195,000 and $97,000 in net loan charge-offs during the years ended December 31, 2018 and 2017, respectively.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018.

The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

U.S. government and agency securities	$1,299	$1,307	$2,211	$2,220	$3,885	$3,919
State and political subdivision securities	8,381	8,295	13,102	13,137	15,606	15,562
Mortgage-backed securities	29,164	28,536	33,908	33,467	23,155	22,892
Certificates of deposits	1,500	1,446	4,000	3,997	1,000	1,014
Corporate debt securities	4,220	4,167	5,171	5,191	5,159	5,226
Total securities available for sale	$44,564	$43,751	$58,392	$58,012	$48,805	$48,613

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our investment securities at this date were held as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government and agency securities	$-	-%	$267	3.87%	$394	4.37%	$638	3.05%	$1,299	$1,307	3.62%
State and political subdivision securities	250	3.19	976	3.28	3,205	2.98	3,950	2.57	8,381	8,295	2.83
Mortgage-backed securities	26	3.63	496	2.12	8,802	2.65	19,840	2.50	29,164	28,536	2.54
Certificates of deposits	250	2.68	1,000	2.48	250	2.75	-	-	1,500	1,446	2.56
Corporate debt securities	2,142	2.30	1,039	4.42	1,039	2.72	-	-	4,220	4,167	2.92
Total securities available for sale	$2,668	2.43%	$3,778	3.27%	$13,690	2.78%	$24,428	2.53%	$44,564	$43,751	2.66%

U.S. Government and Agency Obligations. At December 31, 2018, we had U.S. government and agency securities totaling $1.3 million, which constituted 3.0% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2018, we had corporate debt securities totaling $4.2 million, which constituted 9.5% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At December 31, 2018, we had municipal securities totaling $8.3 million, which constituted 19.0% of our securities portfolio. Our current municipal securities have a weighted average maturity of 9.3 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2018, we had mortgage-backed securities totaling $28.5 million, which constituted 65.2% of our securities portfolio, including $12.3 million of agency collateralized mortgage obligations (CMOs). Of the $28.5 million of mortgage-backed securities, $8.4 million were commercial and $20.1 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of 1-4 family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by 1-4 family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Federal Bank of Wisconsin. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $739,000 at December 31, 2018. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2018, our balance in bank-owned life insurance totaled $7.0 million and was issued by two insurance companies, both of which were rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. However, depending on our needs, we expect to utilize brokered certificates of deposit and online sources as alternative funding sources. At December 31, 2018, our core deposits, which are deposits other than certificates of deposit, were $95.1 million, representing 51.9% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits through the commercial product line, which will allow the brokered certificates and online sources to run off upon maturity.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest- bearing checking	$19,631	10.92%	-%	$20,902	11.30%	-%	$11,508	6.20%	-%
Interest-bearing checking	5,225	2.91	0.46	3,255	1.76	0.34	7,779	4.19	0.71
Money market	51,855	28.83	0.84	54,956	29.70	0.51	49,629	26.75	0.32
Statement savings	15,394	8.56	0.19	16,447	8.89	0.10	17,618	9.49	0.13
Health savings	11,462	6.37	0.26	11,486	6.21	0.26	11,558	6.23	0.37
Certificates of deposit	76,277	42.41	1.52	77,990	42.14	1.25	87,476	47.14	1.24

Total deposits	$179,844	100.00%	0.71%	$185,036	100.00%	0.71%	$185,568	100.00%	0.74%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $54.6 million. The following table sets forth the maturity of those certificates as of December 31, 2018.

At
December 31, 2018
(In thousands)
Three months or less	$7,727
Over three months through six months	7,437
Over six months through one year	26,537
Over one year to three years	11,038
Over three years	1,839
Total	$54,578

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2018, we had $17.8 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2018, our available and unused portion of this borrowing agreement was $2 million.

Additionally, at December 31, 2018 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2018. We also has the authority to borrow through the Federal Reserve’s Discount Window.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)

Balance at end of period	$17,750	$12,750	$21,277
Average balance during period	$22,552	$17,866	$23,147
Maximum outstanding at any month end	$39,900	$24,750	$24,250
Weighted average interest rate at end of period	2.10%	1.69%	1.21%
Average interest rate during period	1.92%	1.34%	1.16%

Expense and Tax Allocation

First Federal Bank of Wisconsin has entered into an agreement with FFBW, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, First Federal Bank of Wisconsin and FFBW, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2018, we had 43 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Our federal and state tax returns have not been audited for the past six years.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. After the computation of taxes for the year ended December 31, 2018, First Federal Bank of Wisconsin had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, First Federal Bank of Wisconsin had no federal net operating loss carryovers.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, First Federal Bank of Wisconsin had no capital loss carryovers.

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

Our  state tax returns have not been audited for the last six years.

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2018, the Company had no Wisconsin net operating loss carryovers.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  The federal regulators jointly issued a proposed rule on November 21, 2018, whereby a qualifying community bank organization may elect, but is not required to, use the community bank leverage ratio capital framework, in which case it will be considered well-capitalized so long as its community bank leverage ratio is greater than 9%.  A financial institution can elect to be subject to this new definition.

At December 31, 2018, First Federal Bank of Wisconsin’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2018, First Federal Bank of Wisconsin was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2018, First Federal Bank of Wisconsin met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, First Federal Bank of Wisconsin satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Federal Bank of Wisconsin, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●

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

Federal Home Loan Bank System. First Federal Bank of Wisconsin is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, First Federal Bank of Wisconsin is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, First Federal Bank of Wisconsin was in compliance with this requirement.

Proposed Federal Regulation. On September 10, 2018, the Office of the Comptroller of the Currency issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter.  An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.  The proposed rule is subject to change, and the Office of the Comptroller of the Currency will issue a final rule after reviewing all comments on the proposal.

Other Regulations

Interest and other charges collected or contracted for by First Federal Bank of Wisconsin are subject to state usury laws and federal laws concerning interest rates. First Federal Bank of Wisconsin’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal Bank of Wisconsin also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

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

●

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

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

●	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

●	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

ITEM 1B.            Unresolved Staff Comments

None.

ITEM 2.            Properties

As of December 31, 2018, the net book value of our real properties, including land, was $4.6 million. The following is a list of our offices:

		Year Acquired	Net Book Value of Real
Location	Leased or Owned	or Leased	Property
			(In thousands)
Home Banking Office

1617 East Racine Avenue	Leased	2017	-
Waukesha, Wisconsin 53186

Branch Offices:

Brookfield Office	Owned	2015	4,440
1360 South Moorland Road
Brookfield, Wisconsin 53005

West Office	Owned	1984	170
1801 Summit Avenue
Waukesha, Wisconsin 53188

Bay View Office	Leased	2017	-
3974 South Howell Avenue
Milwaukee, Wisconsin 53207

ITEM 3.            Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2018, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.            Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “FFBW.” The approximate number of holders of record of FFBW common stock as of March 27, 2019, was 300.  Certain shares of FFBW, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for FFBW’s common stock for the years ended December 31, 2018 and 2017. The common stock did not trade until October 11, 2017; and accordingly, no information is presented for prior periods.

Year Ended December 31, 2018	High	Low
Quarter ended December 31, 2018	$11.60	$9.50
Quarter ended September 30, 2018	$11.79	$11.02
Quarter ended June 30, 2018	$11.18	$10.73
Quarter ended March 31, 2018	$11.35	$10.30

Year Ended December 31, 2017	High	Low
Quarter ended December 31, 2017	$12.50	$10.00

FFBW does not currently pay cash dividends on its common stock. Dividend payments by FFBW are dependent on dividends it receives from First Federal Bank of Wisconsin, because FFBW has no source of income other than dividends from First Federal Bank of Wisconsin, earnings from the investment of proceeds from the sale of shares of common stock retained by FFBW and interest payments with respect to FFBW’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.  Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, First Federal Bank of Wisconsin’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

   If FFBW, Inc. pays dividends to its stockholders, it will likely pay dividends to FFBW, MHC. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies organized after December 1, 2009 to waive dividends declared by their subsidiaries.  Accordingly, we do not currently anticipate that FFBW, MHC will waive dividends paid by FFBW, Inc.

(b)      Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)     Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2018, there were no compensation plans under which equity securities of FFBW, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.

ITEM 6.            Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited and unaudited financial statements, which appear beginning on page F-2 of this Annual Report on Form 10-K.

Business Strategy

Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area, and the increased capital we will have after the completion of the offering will enable us to compete more effectively with other financial institutions.

Our current business strategy consists of the following:

●

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

●

Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial and industrial lending. Our commercial loan offerings have increased significantly in the last decade. Since hiring our president and chief executive officer in July 2016, we believe that we have implemented a stronger sales culture in our institution and we intend to increase our emphasis on the origination of commercial real estate and commercial and industrial loans. In November 2018, we hired a new Senior Vice President of Commercial Lending, with extensive experience in commercial and industrial lending. Additionally, in recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting, information technology and compliance operations. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in the offering supports an increased lending limit, which enables us to originate larger loans to new and existing customers.

●

Increase core deposits, with an emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts, statement savings and health savings accounts. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. However, we expect to continue to utilize non-core funding source, as needed, to fund future loan growth and our operations.

●

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.30% at December 31, 2018, compared to 0.73% at December 31, 2017 and 1.48% at December 31, 2016. At December 31, 2018, the majority of our nonperforming assets were related to 1-4 family residential real estate loans, including investor-owned 1-4 family loans, as our residential borrowers experienced difficulties repaying their loans during the past recession. We will continue to increase our investment in our credit review function, both in personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

●

Grow organically and through opportunistic bank or branch acquisitions or de novo branching. As a result of our new executive management team, increased loan personnel and enhanced loan policies and procedures and credit administration processes, we expect to grow organically. In addition to this organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in southeastern Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or adding loan production offices. The capital we raised in the offering will also provide us the opportunity to make acquisitions of other financial institutions or branches thereof, and has helped fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. First Federal Bank of Wisconsin estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, First Federal Bank of Wisconsin estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 15 of the Financial Statements “ – Fair Value.”

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets increased $6.2 million, or 2.4%, to $262.7 million at December 31, 2018 from $256.5 million at December 31, 2017. The increase resulted primarily from an increase in net loans of $27.3 million offset in part by decreases in available for sale securities of $14.3 million and cash and cash equivalents of $7.3 million.

Cash and due from banks. Cash and due from banks decreased $1.5 million, or 46.8%, to $1.7 million at December 31, 2018 from $3.3 million at December 31, 2017. The decrease resulted primarily as a results of deploying funds for loan growth.

Fed funds sold. Fed funds sold decreased $5.8 million, or 67.8%, to $2.7 million at December 31, 2018 from $8.5 million at December 31, 2017, primarily as a result of the deploying funds for loan growth.

Net Loans.  Net loans increased $27.3 million, or 16.0%, to $198.7 million at December 31, 2018 from $171.4 million at December 31, 2017. The increase resulted from increases in commercial real estate loans of $16.2 million, or 30.5%, commercial development loans of $6.3 million, or 420.8%, commercial and industrial loans of $3.0 million, or 29.7%, multifamily loans of $2.8 million, or 8.8%, and consumer loans of $1.1 million, or 69.4%, offset by decreases of $1.3 million, or 4.0%, in 1-4 family investor-owned loans and $428,000, or 1.0%, in 1-4 family owner-occupied loans.

During the years ended December 31, 2018 and 2017, we sold $13.0 million and $14.4 million, respectively, of one- to four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $14.3 million, or 24.6%, to $43.8 million at December 31, 2018 from $58.0 million at December 31, 2017. This was a result of the deploying funds from sales and paydowns to fund loan growth.

FHLB stock. FHLB stock increased $225,000, or 43.8%, to $739,000 at December 31, 2018 from $514,000 at December 31, 2017. This was a result of FHLB requirements due to increase in FHLB advances.

Deposits.  Deposits increased $292,000, or 0.2%, to $183.2 million at December 31, 2018 from $182.9 million at December 31, 2017. Noninterest-bearing checking accounts increased $492,000, or 2.2%, to $22.8 million as of December 31, 2018 compared to $22.3 million as of December 31, 2017. Interest-bearing checking accounts increased $1.4 million, or 35.0%, to $5.4 million at December 31, 2018 from $4.0 million at December 31, 2017. Additionally, money market accounts decreased $12.6 million, or 23.1%, to $41.9 million at December 31, 2018, compared to $54.5 million at December 31, 2017, and savings accounts decreased $257,000, or 1.8%, to $13.8 million at December 31, 2018, compared to $14.0 million at December 31, 2017. Certificates of deposit increased $11.4 million, or 14.8%, to $88.1 million as of December 31, 2018 from $76.8 million as of December 31, 2017, which includes $14 million of brokered certificates of deposit. Health savings accounts remained consistent at $11.2 million and $11.3 million as of December 31, 2018 and 2017, respectively.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $17.8 million at December 31, 2018 compared to $12.8 million at December 31, 2017. The aggregate cost of outstanding advances from the FHLB was 2.10% at December 31, 2018, compared to the Bank’s cost of deposits of 1.33% at that date.

Other liabilities. Other liabilities increased $28,000, or 2.2%, to $1.3 million at December 31, 2018 from $1.3 million at December 31, 2017.

Total Equity.  Total equity increased $873,000, or 1.5%, to $60.4 million at December 31, 2018 from $59.5 million at December 31, 2017. The increase resulted primarily from net income of $1.1 million, recognition of ESOP shares of $143,000 and recognition of stock based compensation of $18,000, partially offset by other comprehensive loss of $346,000.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

General.  We had net income of $1.1 million for the year ended December 31, 2018, compared to a net loss of $186,000 for the year ended December 31, 2017, an increase of $1.2 million, or 668.8%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $965,000, or 13.7%, and decrease in noninterest expense of $524,000, or 6.7%, offset in part by a decrease in noninterest income of $191,000, or 21.4%, and an increase in income taxes of $54,000, or 20.5%.

Interest and dividend income. Interest and dividend income increased $1.6 million, or 17.9%, to $10.6 million for the year ended December 31, 2018 from $9.0 million for the year ended December 31, 2017. The increase was primarily attributable to a $1.4 million increase in interest on loans, due to an increase in the average balance of loans of $18.7 million year to year.  Also interest on available for sale securities increased $254,000, due to an increase in the average balance of available for sale securities of $7.4 million year to year.

Interest Expense. Interest expense increased $555,000, or 35.7%, to $2.1 million for the year ended December 31, 2018, from $1.6 million for the year ended December 31, 2017. Interest expense on borrowings, consisting entirely of FHLB advances, increased $192,000, or 80.0%, to $432,000 during the year ended December 31, 2018 from $240,000 during the year ended December 31, 2017, as the average balance of borrowings increased $4.7 million to $22.6 million for the 2018 period from $17.9 million for 2017, and the cost of borrowings increased fifty-eight basis points to 1.92% for 2018 from 1.34% for the 2017.  Interest expense on interest-bearing deposits increased $363,000, or 27.6%, year to year. The average cost of our interest-bearing deposits increased twenty-five basis points to 1.05% from 0.80%, while the average balance of interest-bearing deposits decreased by $3.9 million, or 2.4%, during the same period.

Net Interest Income.  Net interest income increased $1.1 million, or 14.2%, to $8.5 million for the year ended December 31, 2018 from $7.4 million for the year ended December 31, 2017. Average net interest-earning assets increased $20.6 million to $64.5 million for 2018 from $43.9 million for 2017. The increase in average net interest-earning assets was due primarily to the increase of average loans of $18.7 million. Our net interest rate spread increased to 3.14% for the year ended December 31, 2018 from 3.13% for the year ended December 31, 2017, and our net interest margin increased to 3.44% for 2018 from 3.29% for 2017.

Provision for Loan Losses.  We recorded a provision for loan losses of $513,000 for the year ended December 31, 2018, compared to a $419,000 provision for the year ended December 31, 2017. The increase in the provision for loan losses in 2018 compared to 2017 was a result of our loan growth in 2018. The allowance for loan losses was $2.1 million, or 1.05% of total loans, at December 31, 2018, compared to $1.8 million, or 1.04% of total loans, at December 31, 2017. Classified (substandard, doubtful and loss) loans increased to $421,000 at December 31, 2018 from $359,000 at December 31, 2017. Total nonperforming loans decreased to $720,000 at December 31, 2018 from $1.2 million at December 31, 2017. Net charge-offs for the year ended December 31, 2018 were $195,000, compared to $97,000 for the prior year period. At December 31, 2018, $720,000, or 100.0%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income decreased $191,000, or 21.4%, to $700,000 for the year ended December 31, 2018 from $891,000 for the year ended December 31, 2017. The decrease resulted primarily from a $224,000 loss from sale of securities completed as part of a balance sheet restructuring strategy to sell more than $5.4 million of securities with below market book yields and redeploy those funds into higher yielding assets.  By redeploying those funds into higher yielding loans and securities, management expects an earnback period of approximately 1.15 years. In addition, the gain on sale dropped $22,000 in 2018 compared to 2017 due to management's decision to retain mortgage loans in the portfolio rather than selling to the secondary market. Finally, 2017 included a gain on the sales of two buildings. This was partially offset by the increase in service charges and other fees of $92,000 year over year.

Noninterest Expense.  Noninterest expense decreased $524,000, or 6.7%, to $7.3 million for the year ended December 31, 2018 from $7.8 million for the year ended December 31, 2017. The decrease was due primarily to a decrease of $830,000, or 51.0%, in other expense, to $798,000 for the year ended December 31, 2018 from $1.6 million for the year ended December 31, 2017. The decrease was due to two major donations made during 2017: The Company donated the former downtown Waukesha branch, resulting in an expense of $283,000 included in other noninterest expense. Additionally, as a part of the reorganization and stock issuance completed in 2017, the Company expensed $500,000 to set up the FFBW Community Foundation, Inc., which is also included in other noninterest expense. The decrease in occupancy and equipment of $107,000, or 9.6%, resulted from decreased building maintenance. These decreases were offset in part by an increase of $114,000, or 18.8%, in data processing expense, salaries and employee benefits of $288,000, or 7.3%, and foreclosed assets expense of $9,000, or 33.3%.

Income Tax Expense.  We recorded an income tax expense of $318,000 for the year ended December 31, 2018 compared to $264,000 for the year ended December 31, 2017, an increase of $54,000 or 20.5%. Due to increase in income before income taxes of $1.3 million offset by the Tax Cuts and Jobs Act of 2017, the Company reduced the value of the deferred tax asset by $353,000, which increased the income tax expense in 2017 by the same amount.

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

	For the Year Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollar in thousands)
Interest-earning assets:
Loans	$189,233	$9,192	4.86%	$170,577	$7,817	4.58%	$172,892	$7,741	4.48%
Investment securities	55,030	1,339	2.43	47,602	1,085	2.28	48,218	1,093	2.27
Interest-bearing deposits	2,278	42	1.84	7,024	79	1.12
FHLB stock	765	36	4.71	700	14	2.00	1,347	31	2.30
Total interest-earning assets	247,306	10,609	4.29	225,903	8,995	3.98	222,457	8,865	3.99
Noninterest-earning assets	20,763			20,454			23,985
Allowance for loan losses	(1,912)			(1,542)			(1,546)
Total assets	$266,157			$244,815			$244,896

Interest-bearing liabilities:
Demand accounts	$5,225	24	0.46%	$3,254	11	0.34%	$7,779	55	0.71%
Money market accounts	51,855	433	0.84	54,956	282	0.51	49,629	159	0.32
Savings accounts	15,394	29	0.19	16,447	16	0.10	17,618	23	0.13
Health savings accounts	11,462	30	0.26	11,485	30	0.26	11,558	43	0.37
Certificates of deposit	76,277	1,161	1.52	77,990	975	1.25	87,476	1,085	1.24
Total interest-bearing deposits	160,213	1,677	1.05	164,132	1,314	0.80	174,060	1,365	0.78
Borrowings	22,552	432	1.92	17,866	240	1.34	23,147	268	1.16
Total interest-bearing liabilities	182,765	2,109	1.15	181,998	1,554	0.85	197,207	1,633	0.83
Noninterest-bearing deposits	19,631			20,902			11,508
Other noninterest bearing liabilities	229			2,083			1,306
Total liabilities	202,625			204,983			210,021
Equity	63,532			36,832			34,875
Total liabilities and equity	$266,157			$241,815			$244,896
Net interest income		$8,500			$7,441			$7,232
Net interest rate spread (1)			3.14%			3.13%			3.16%
Net interest-earning assets (2)	$64,541			$43,905			$25,250
Net interest margin (3)			3.44%			3.29%			3.25%
Average interest-earning assets to interest-bearing liabilities	135%			124%			113%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$851	$524	$1,375
Available-for-sale securities	170	84	254
Interest-bearing deposits	(53)	16	(37)
FHLB Stock	1	21	22
Total interest-earning assets	969	645	1,614

Interest-bearing liabilities:
Demand accounts	7	6	13
Money market accounts	(16)	167	151
Savings accounts	(1)	14	13
Health savings accounts	-	-	-
Certificates of deposit	(21)	207	186
Total deposits	(31)	394	363
Borrowings	62	130	192
Total interest-bearing liabilities	31	524	555
Change in net interest income	$938	$121	$1,059

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●

originating commercial real estate, multifamily and commercial and industrial loans, all of which tend to have shorter terms and higher interest rates than 1-4 family owner-occupied residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing checking accounts;

●

selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate 1-4 owner-occupied residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate 1-4 family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

●

reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

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

The tables below set forth, as of December 31, 2018, the estimated changes in our NPV that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV	Increase (Decrease)
		Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

300	$48,020	$(7,955)	(14.21)%	19.79%	(1.71)%
200	50,780	(5,195)	(9.28)%	20.43%	(1.07)
100	53,744	(2,231)	(3.99)%	21.10%	(0.40)
-	55,975	-	-%	21.50%	-
-100	57,370	1,395	2.49%	21.61%	0.11

____________________________

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would have experienced a 2.49% increase in NPV. In the event of a 200 basis point increase in interest rates at December 31, 2018, we would have experienced a 9.28% decrease in NPV.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At December 31, 2018, we had $17.8 million outstanding in advances from the FHLB-Chicago. At December 31, 2018 we had $2.0 million available additional FHLB-Chicago advances based on our current FHLB stock ownership.

Additionally, at December 31, 2018 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2018.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, the sale of securities and proceeds from maturing securities, and pay downs on securities, was $14.7 million and $11.8 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB advances and the issuance of common stock, was $5.3 million and $15.5 million for the years ended December 31, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to change our mix of deposits to become less reliant on certificates of deposit, we anticipate that we will continue to allow a significant portion of higher-costing certificates of deposit to run off at maturity. We also anticipate continued use of FHLB-Chicago advances as well as continuing to utilize brokered certificates of deposit and online sources, as needed, to fund future loan growth and our operations.

At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $48.5 million, or 18.4% of adjusted total assets, which is above the well-capitalized required level of $13.2 million, or 5.0%; and total risk-based capital of $50.6 million, or 24.7% of risk-weighted assets, which is above the well-capitalized required level of $20.5 million, or 10.0%. Management is not aware of any conditions or events since December 31, 2018, that would change our category.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 - "Commitments and Contingencies" of the Notes to the Financial Statements beginning on page F-2 of this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1- "Summary of Significant Accounting Policies" of the notes to our financial statements beginning on page F-2 of this this Annual Report on Form 10-K.

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

ITEM 8.              Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-2.

ITEM 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.            Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)     Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles(“GAAP”) and necessarily include some amounts based on management's best estimates and judgments. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company or an emerging growth company) to provide only management’s report in this annual report.

There were no changes made in our internal controls during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             Other Information

Date of Annual Meeting of Stockholders.

The 2019 Annual Meeting of Stockholders of FFBW will be held on Wednesday, May 22, 2019 at 2:00 at 1360 S Moorland Rd, Brookfield, Wisconsin.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance

FFBW, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on FFBW, Inc.’s website at www.firstfederalwisconsin.com under “About Us – Investor Relations – Governance – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.            Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column)(1)
Equity compensation plans approved by stockholders	192,089	10.81	177,286
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	192,089	10.81	177,286

(1)	Includes unexercised options and unissued restricted shares.

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

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.            Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

 PART IV

ITEM 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2018 and 2017

(C)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017

(E)	Consolidated Statements of Changes in Equity for the years ended December 31, 2018 and 2017

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of FFBW*
3.2	Bylaws of FFBW *
4	Form of Common Stock Certificate of FFBW *
10.1	Employment Agreement with Edward H. Schaefer*
10.2	Employment Agreement with for Nikola Schaumberg*
10.3	Deferred Compensation Agreement with Edward H. Schaefer *
10.4	Amended and Restated Deferred Compensation Agreement with Gary Riley *
10.5	Split-Dollar Life Agreement with Edward H. Schaefer**
10.6	FFBW, Inc. 2018 Equity Incentive Plan***
21	Subsidiaries
23	Consent of Wipfli LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

_______	___________________
*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-218736), initially filed June 14, 2017.
**	Incorporated by reference to the Current Report on Form 8-K filed on October 17, 2018.
***	Incorporated by reference to Appendix A of the Proxy Statement filed on October 17, 2018

ITEM16.            Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FFBW, Inc.

Brookfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FFBW, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 27, 2019

Milwaukee, Wisconsin

FFBW, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$1,746	$3,285
Fed funds sold	2,742	8,528
Cash and cash equivalents	4,488	11,813
Available for sale securities, stated at fair value	43,751	58,012
Loans held for sale	679	109
Loans, net of allowance for loan and lease losses of $2,118 and $1,800, respectively	198,694	171,355
Premises and equipment, net	5,057	5,290
Foreclosed assets	69	619
FHLB stock, at cost	739	514
Accrued interest receivable	768	782
Cash value of life insurance	7,007	6,558
Other assets	1,474	1,429
TOTAL ASSETS	$262,726	$256,481

Liabilities and Equity

Deposits	$183,205	$182,913
Advance payments by borrowers for taxes and insurance	55	36
FHLB advances	17,750	12,750
Accrued interest payable	70	37
Other liabilities	1,284	1,256
Total liabilities	202,364	196,992
Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of December 31, 2018 and 2017, respectively)	-	-
Common stock ($0.01 par value, 19,000,000 authorized, 6,696,742 and 6,612,500 issued and outstanding as of December 31, 2018 and 2017, respectively)	67	66
Additional paid in capital	28,326	28,296
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (243,303 and 256,263 shares at December 31, 2018 and 2017, respectively)	(2,433)	(2,563)
Retained earnings	34,995	33,937
Accumulated other comprehensive loss, net of income taxes	(593)	(247)
Total equity	60,362	59,489
TOTAL LIABILITIES AND EQUITY	$262,726	$256,481

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Years ended December 31,
	2018	2017

Interest and dividend income:
Loans, including fees	$9,192	$7,817
Securities
Taxable	1,290	943
Tax-exempt	49	142
Other	78	93

Total interest and dividend income	10,609	8,995

Interest expense:
Interest-bearing deposits	1,677	1,314
Borrowed funds	432	240

Total interest expense	2,109	1,554

Net interest income	8,500	7,441
Provision for loan losses	513	419

Net interest income after provision for loan losses	7,987	7,022

Noninterest income:
Service charges and other fees	371	279
Net gain on sale of loans	244	266
Net gain (loss) on sale of securities	(204)	20
Increase in cash surrender value of insurance	194	196
Other noninterest income	95	130

Total noninterest income	700	891

Noninterest expense:
Salaries and employee benefits	4,248	3,960
Occupancy and equipment	1,002	1,109
Data processing	719	605
Foreclosed assets, net	36	27
Professional fees	508	506
Other	798	1,628

Total noninterest expense	7,311	7,835

Income before income taxes	1,376	78
Provision for income taxes	318	264

Net income (loss)	$1,058	$(186)

Basic earnings (loss) per share	$0.17	$(0.03)
Diluted earnings (loss) per share	$0.17	$(0.03)

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years ended December 31,
	2018	2017

Net income (loss)	$1,058	$(186)
Other comprehensive loss:
Unrealized holding losses arising during the period	(637)	(168)
Reclassification adjustment for (gains) losses realized in net income	204	(20)
Other comprehensive loss before tax effect	(433)	(188)
Tax effect of other comprehensive loss items	87	66
Other comprehensive loss, net of tax	(346)	(122)
Comprehensive income (loss)	$712	$(308)

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	-	$-	$-	$-	$34,123	$(125)	$33,998
Net loss	-	-	-	-	(186)	-	(186)
Other comprehensive loss	-	-	-	-	-	(122)	(122)
Issuance of common stock, net of issuance costs	6,587,500	66	28,293	-	-		28,359
Issuance of common stock to FFBW Community Foundation, Inc.	25,000	-	-	-	-	-	-
Stock purchased by the ESOP (259,210 shares)	-	-	-	(2,592)	-	-	(2,592)
ESOP shares committed to be released (2,947 shares)	-	-	3	29	-	-	32
Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$59,489
Net income	-	-	-	-	1,058	-	1,058
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Stock based compensation expense	84,242	1	17	-	-	-	18
ESOP shares committed to be released (12,960 shares)	-	-	13	130	-	-	143
Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$60,362

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2018	2017
Increase in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$1,058	$(186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	513	419
Depreciation	342	460
Gain on sale of premises and equipment	-	64
Accretion of loan portfolio discount	(144)	(405)
Net amortization on securities available for sale	526	525
(Gain) loss on sales and impairments of foreclosed assets	17	(12)
(Gain) loss on sale of securities	204	(20)
Increase in cash surrender value of life insurance	(194)	(196)
Accretion of discount on FHLB advances	-	(27)
ESOP compensation	143	32
Stock based compensation	18	-
Changes in operating assets and liabilities:
Accrued interest receivable	14	(22)
Loans held for sale	(570)	483
Other assets	42	366
Accrued interest payable	33	8
Other liabilities	28	(323)
Net cash provided by operating activities	2,030	1,166
Cash flows from investing activities:
Proceeds from sales of available for sale securities	12,874	6,856
Maturities, calls, paydowns on available for sale securities	8,091	8,081
Purchases of available for sale securities	(7,867)	(25,029)
Net increase in loans	(27,967)	(5,793)
Purchases of premises and equipment	(109)	(357)
Proceeds from redemption of FHLB stock	-	833
Purchases of FHLB stock	(225)	-
Proceeds from sale of equipment	-	2,153
Purchase of life insurance	(255)	(10)
Proceeds from sale of foreclosed assets	792	1,458
Net cash used by investing activities	(14,666)	(11,808)
Cash flows from financing activities:
Net increase (decrease) in deposits	292	(1,726)
Net increase in escrow	19	3
Net decrease in FHLB open line of credit	-	(2,500)
Repayments of FHLB advances	(2,000)	(6,000)
Proceeds from FHLB advances	7,000	-
Net proceeds from issuance of common stock	-	25,767
Net cash provided in financing activities	5,311	15,544
Net increase (decrease) in cash and cash equivalents	(7,325)	4,902
Cash and cash equivalents at beginning	11,813	6,911
Cash and cash equivalents at end	$4,488	$11,813

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,076	$1,546
Cash paid for income taxes	120	-
Loans transferred to foreclosed assets	238	1,118
Financed sales of foreclosed assets	21	280

See accompanying notes to financial statements

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies

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

The cost of the reorganization and the issuing of the common stock totaling $1,394 were deferred and deducted from the sales proceeds of the offering.

At December 31, 2018, the significant assets of FFBW, Inc. were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of FFBW, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View neighborhood of Milwaukee.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

Other Comprehensive Loss

Other comprehensive loss is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized loss on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive loss for gains realized on sales of securities available for sale comprise the entire balance of “net gain (loss) on sale of securities” on the statements of operations. As part of this reclassification, income tax credit of approximately $56 was recognized for the year ended December 31, 2018 and income tax expense of approximately $5 was recognized for the years ended December 31, 2017 in “provision for income taxes” on the statements of operations.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies (cont.)

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2018, but prior to the release of these financial statements. Based on the results of this review, on January 25, 2019, the Company announced that it has adopted a stock repurchase program for up to approximately 5% of its outstanding common stock. Other than the repurchase program, no subsequent event disclosure or financial statement impacts to these financial statements are required as of March 27, 2019.

Reclassifications

Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 classifications.

Recent Accounting Pronouncements

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company's financial statements in future reporting periods:

ASU No. 2016-13, “Credit Losses (Topic 326).”

ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its financial statements.

ASU No. 2016-02 “Leases (Topic 842): Amendments to the Leases Analysis.”

ASU No. 2018-10 "Codification Improvements to Topic 842."

ASU No. 2018-11 "Targeted Improvements"

For lessees, Topic 842 requires leases to be recognized on the balance sheet, along with disclosure of key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, 2018-10 and 2018-11. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification expense recognition in the income statement.

For lessors, Topic 842 requires lessors to classify leases as sales-type, direct financing or operating leases. A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for the Company on January 1, 2020, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2020 using the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2020.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”

These standards make a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These standards are effective for financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of these standard is not expected to have a material impact on our financial condition or results of operations, except that the Company will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 1 - Summary of Singificamt Accounting Policies (cont.)

ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”

This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The reclassification is not required but is an accounting policy election that must be disclosed during the year of adoption. This ASU will be effective for fiscal years beginning after December 15, 2018 with earlier adoption permitted. At this time, the Company does not expect to elect the reclassification option.

ASU No. 2018-09, “Codification Improvements”

This ASU represents changes in various Subtopics to clarify, correct errors, or make minor improvements. The amendments are not expected to have a significant effect on current accounting practice. Subtopics impacted by this ASU that are relevant to the Company include Subtopic 220-10 Income Statement - Reporting Comprehensive Income-Overall, Subtopic 718-740 Compensation - Stock Compensation-Income Taxes, and Subtopic 820-10 Fair Value Measurement-Overall. Many of the amendments within this ASU do not require transition and are effective upon issuance. However, some are not effective until fiscal years beginning after December 15, 2018. The amendments within this ASU are not expected to materially impact the Company's financial statements.

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company is currently in the process of reviewing this ASU to determine whether the modifications within will be adopted prior to the effective date. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact to the financial statements is expected.

Recent Accounting Pronouncements Adopted in 2018

The following Accounting Standards Update has been issued by the Financial Accounting Standards Board and has been adopted by the Company in 2018:

ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”'

This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods or services from nonemployees. Key improvements from this ASU include clarifying the measurement date to the grant date and eliminating the requirement to reassess classification of such awards upon vesting. Any share-based awards to nonemployees classified as a liability that are not settled prior to adoption and any equity classified awards for which a measurement date has not been established will require remeasurement through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Upon transition, nonemployee awards are required to be measured at fair value as of the adoption date and must not remeasure assets that are completed. The Company has early adopted this ASU beginning October 1, 2018. This ASU did not have a material impact the Company's financial statements.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 2 – Earnings Per Share

Earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan (“ESOP”) shares.

	Year Ended December 31,
	2018	2017*
Net income (loss)	$1,058	$(186)
Basic potential common shares
Weighted average shares outstanding	6,617,507	6,612,500
Weighted average unallocated Employee Stock Ownership Plan Shares	(249,783)	(257,245)
Basic weighted average shares outstanding	6,367,724	6,355,255
Dilutive potential common shares	-	-
Diluted weighted average shares outstanding	6,367,724	6,355,255

Basic earnings (loss) per share	$0.17	$(0.03)
Diluted earnings (loss) per share	$0.17	$(0.03)

*Loss per shares for the year ended December 31, 2017, includes income attributed to the period prior to the initial public offering for the common shares issued.

NOTE 3 - Cash and Due from Banks

Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The Company was required to maintain reserve balances on deposit with the Federal Reserve Bank of $0 as of both December 31, 2018 and 2017.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation's insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Obligations of the US government and US government sponsored agencies	$1,299	$8	$-	$1,307
Obligations of states and political subdivisions	8,381	17	(103)	8,295
Mortgage-backed securities	29,164	24	(652)	28,536
Certificates of deposit	1,500	1	(55)	1,446
Corporate debt securities	4,220	2	(55)	4,167
Total available for sale securities	$44,564	$52	$(865)	$43,751

December 31, 2017
Obligations of the US government and US government sponsored agencies	$2,211	$11	$(2)	$2,220
Obligations of states and political subdivisions	13,102	104	(69)	13,137
Mortgage-backed securities	33,908	14	(455)	33,467
Certificates of deposit	4,000	6	(9)	3,997
Corporate debt securities	5,171	29	(9)	5,191
Total available for sale securities	$58,392	$164	$(544)	$58,012

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities (cont.)

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of the US government and US government sponsored agencies	$175	$-	$113	$-	$288	$-
Obligations of states and political subdivisions	-	-	6,142	(103)	6,142	(103)
Mortgage-backed securities	1,171	(24)	24,725	(628)	25,896	(652)
Certificates of deposit	-	-	1,195	(55)	1,195	(55)
Corporate debt securities	384	(2)	3,128	(53)	3,512	(55)
Total	$1,730	$(26)	$35,303	$(839)	$37,033	$(865)
December 31, 2017
Obligations of the US government and US government sponsored agencies	$235	$(2)	$-	$-	$235	$(2)
Obligations of states and political subdivisions	3,180	(23)	2,660	(46)	5,840	(69)
Mortgage-backed securities	22,685	(213)	9,270	(242)	31,955	(455)
Certificates of deposit	2,492	(9)	-	-	2,492	(9)
Corporate debt securities	2,683	(8)	250	(1)	2,933	(9)
Total	$31,275	$(255)	$12,180	$(289)	$43,455	$(544)

At December 31, 2018, the investment portfolio included 79 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 6 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2017, the investment portfolio included 27 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 73 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the years ended December 31, 2018 or December 31, 2017.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities (cont.)

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$2,642	$2,632
Due after one year through 5 years	3,282	3,238
Due after 5 years through 10 years	4,888	4,818
Due after 10 years	4,588	4,527
Subtotal	$15,400	$15,215
Mortgage-backed securities	29,164	28,536
Total	$44,564	$43,751

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses:

	Years ended December 31,
	2018	2017
Proceeds from sale of securities	$12,874	$6,856
Gross gains	35	86
Gross losses	(239)	(66)

Available for sale securities with a fair value of $960 were pledged at December 31, 2018. No securities were pledged at December 31, 2017.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2018	2017
Commercial
Development	$7,801	$1,498
Real estate	69,425	53,202
Commercial and industrial	13,142	10,135
Residential real estate and consumer
1-4 family owner-occupied	41,018	41,446
1-4 family investor-owned	32,312	33,658
Multifamily	34,467	31,677
Consumer	2,733	1,613
Subtotal	$200,898	$173,229
Deferred loan fees	(86)	(74)
Allowance for loan losses	(2,118)	(1,800)
Net loans	$198,694	$171,355

Deposit accounts in an overdraft position and reclassified as loans approximated $7 and $2 at December 31, 2018 and 2017, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

	Commercial	Residential real estate and consumer	Total
December 31, 2018
Beginning balance	$660	$1,140	$1,800
Provision for loan losses	304	209	513
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	-	1	1
Total ending allowance balance	$940	$1,178	$2,118

December 31, 2017
Beginning balance	$348	$1,130	$1,478
Provision for loan losses	312	107	419
Loans charged off	-	(133)	(133)
Recoveries of loans previously charged off	-	36	36
Total ending allowance balance	$660	$1,140	$1,800

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2018	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$87	$1,469	$1,556
Collectively evaluated for impairment	90,281	109,061	199,342
Total loans	$90,368	$110,530	$200,898

Allowance for loan losses:
Individually evaluated for impairment	$-	-	$-
Collectively evaluated for impairment	940	1,178	2,118
Total allowance for loan losses	$940	$1,178	$2,118

December 31, 2017	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$192	$2,112	$2,304
Collectively evaluated for impairment	64,643	106,282	170,925
Total loans	$64,835	$108,394	$173,229

Allowance for loan losses:
Individually evaluated for impairment	$-	179	$179
Collectively evaluated for impairment	660	961	1,621
Total allowance for loan losses	$660	$1,140	$1,800

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

Information regarding impaired loans follows:

As of December 31, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$89	$87	$-	$93	$5
Residential real estate and consumer
1-4 family owner-occupied	1,142	1,120	-	1,137	26
1-4 family investor-owned	248	241	-	246	-
Consumer	114	108	-	114	-

Total impaired loans	$1,593	$1,556	$-	$1,590	$31

As of December 31, 2017	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$375	$330	$179	$312	$8

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	198	192	-	204	-
Residential real estate and consumer
1-4 family owner-occupied	1,158	1,099	-	1,443	1
1-4 family investor-owned	716	683	-	1,289	24

Total loans with no related allowance	2,072	1,974	-	2,936	25

Total impaired loans	$2,447	$2,304	$179	$3,248	$33

There were no additional funds committed to impaired loans as of December 31, 2018. As of December 31, 2017, approximately $50 is committed to one impaired loan relationship to finance costs relating to the disposal of several properties.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
December 31, 2018
Development	$7,801	$-	$-	$-	$7,801
Real estate	69,425	-	-	-	69,425
Commercial and industrial	13,122	-	20	-	13,142
1-4 family investor-owned	30,558	1,353	401	-	32,312
Multifamily	34,467	-	-	-	34,467
Totals	$155,373	$1,353	$421	$-	$157,147
December 31, 2017
Development	$1,498	$-	$-	$-	$1,498
Real estate	51,939	1,263	-	-	53,202
Commercial and industrial	9,435	586	114	-	10,135
1-4 family investor-owned	31,964	1,449	149	96	33,658
Multifamily	31,677	-	-	-	31,677
Totals	$126,513	$3,298	$263	$96	$130,170

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
December 31, 2018
1-4 family owner-occupied	39,919	1,099	41,018
Consumer	2,625	108	2,733
Total	$42,544	$1,207	$43,751
December 31, 2017
1-4 family owner-occupied	40,347	1,099	41,446
Consumer	1,613	-	1,613
Total	$41,960	$1,099	$43,059

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$7,801	$-	$-	$7,801	$-
Real estate	69,425	-	-	69,425	-
Commercial and industrial	13,076	66	-	13,142	20
Residential real estate and consumer
1-4 family owner-occupied	41,013	5	-	41,018	365
1-4 family investor-owned	32,069	243	-	32,312	241
Multifamily	34,467	-	-	34,467	-
Consumer	2,733	-	-	2,733	94
Total	$200,584	$314	$-	$200,898	$720

December 31, 2017
Commercial
Development	$1,498	$-	$-	$1,498	$-
Real estate	53,202	-	-	53,202	-
Commercial and industrial	9,946	75	114	10,135	114
Residential real estate and consumer
1-4 family owner-occupied	40,941	436	69	41,446	580
1-4 family investor-owned	33,209	205	244	33,658	549
Multifamily	31,677	-	-	31,677	-
Consumer	1,607	6	-	1,613	-
Total	$172,080	$722	$427	$173,229	$1,243

There are no loans 90 or more days past due and accruing interest as of December 31, 2018 or 2017.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Nonaccrual loans are as follows:

As of December 31	2018	2017
Nonaccrual loans, other than troubled debt restructurings	$20	$274
Nonaccrual loans, troubled debt restructurings	700	969
Total nonaccrual loans	720	1,243
Restructured loans, accruing	$501	$661

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

The following presents information regarding new modifications of loans classified as troubled debt restructurings during the years ended December 31, 2018 and 2017. All troubled debt restructurings are classified as impaired loans. The recorded investment presented in the following tables does not include specific reserves for loan losses recognized for these loans, which totaled $0 at December 31, 2018 and December 31, 2017.

	Number of Modifications	Pre-Modification Investment	Post- Modification Investment
December 31, 2018
Residential real estate and consumer:
1-4 family owner-occupied	2	$302	$302
1-4 family investor-owned	1	250	250
Consumer	1	20	20
	4	$572	$572
December 31, 2017
Commercial:
Commercial and industrial	1	$88	$88
	1	$88	$88

No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2018. The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. Two 1-4 family investor-owned properties totaling $331 defaulted in 2017 that were restructured within twelve months, $82 was charged to the allowance for loan losses relating to these properties.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

The Company continues to evaluate purchased loans for impairment. The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected under the loans. The following table reflects the carrying value of all purchased loans:

	Contractually Required Payments Receivable
As of December 31, 2018	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial
Real estate	$-	$7,687	$7,673
Residential real estate and consumer
1-4 family owner-occupied	-	5,075	5,014
1-4 family investor-owned	-	9,269	9,164
Multifamily	-	3,953	3,943
Consumer	-	-	-
Totals	$-	$25,984	$25,794

	Contractually Required Payments Receivable
As of December 31, 2017	Credit Impaired	Non-Credit Impaired	Carrying Value of Purchased Loans
Commercial
Real estate	$-	$8,444	$8,380
Residential real estate and consumer
1-4 family owner-occupied	146	6,709	6,753
1-4 family investor-owned	149	10,558	10,591
Multifamily	-	5,425	5,372
Consumer	-	-	-
Totals	$295	$31,136	$31,096

As of December 31, 2018, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $0 and $25,984, respectively. The cash flows expected to be collected related to principal as of December 31, 2018 on all purchased loans is $25,794. As a result, there was approximately $190 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2018. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.

As of December 31, 2017, the estimated contractually-required payments receivable on credit impaired and non-credit impaired loans was $295 and $31,136, respectively. The cash flows expected to be collected related to principal as of December 31, 2017 on all purchased loans is $31,096. As a result, there was approximately $334 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2017. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 5 - Loans (cont.)

The change in carrying amount of accretable yield for purchased loans was as follows:

	For years ended December 31,
	2018	2017

Beginning Balance	$334	$739
Additions	-	-
Accretion	(144)	(405)
Ending Balance	$190	$334

NOTE 6 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	December 31,
	2018	2017

Land	$479	$479
Buildings	4,929	4,919
Leasehold improvements	153	153
Furniture and equipment	1,332	1,233

Totals	6,893	6,784

Less: Accumulated depreciation	1,836	1,494

Premises and equipment, net	$5,057	$5,290

Depreciation expense was $342 and $460 for the years ended December 31, 2018 and 2017, respectively.

During 2017, the Company sold and leased back two of its office buildings. The Bay View building was sold for $700, resulting in a net loss of approximately $8. The Racine Avenue building was sold for $1,200, resulting in a gain of approximately $59. In conjunction with the sales, the Company entered into ten-year leases, with options to renew for two additional five-year terms. Rent expense for all operating leases was $165 and $46 in 2018 and 2017, respectively.

Rent commitments, before considering renewal options that are present, are as follows as of December 31, 2018:

2019	$167
2020	153
2021	144
2022	146
2023	148
Thereafter	575
Total	$1,333

The Company made a charitable donation of the former branch office located in downtown Waukesha during July 2017, valued at $273.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 6 - Premises and Equipment (cont.)

The Company also entered into a lease with a tenant for a portion of the Brookfield branch, commencing June 1, 2017 through May 31, 2024. As of December 31, 2018, minimum future rents receivable are as follows:

2019	$97
2020	99
2021	101
2022	103
2023	106
Thereafter	44
Total	$550

NOTE 7 - Deposits

The composition of deposits are as follows:

	At December 31,
	2018	2017

Non-interest bearing checking	$22,763	$22,271
Interest bearing checking	5,424	4,017
Money market	41,910	54,472
Statement savings accounts	13,773	14,030
Health savings accounts	11,197	11,335
Certificates of deposit	88,138	76,788
Total	$183,205	$182,913

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $30,590 and $12,424 at December 31, 2018 and 2017, respectively.

The scheduled maturities of certificates of deposit are as follows as of December 31, 2018:

2019	$62,303
2020	16,570
2021	5,391
2022	1,910
2023	1,964

Total	$88,138

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 8 – FHLB Advances

FHLB advances consist of the following as of December 31:

	2018				2017
	Rates			Amount	Rates			Amount

Fixed rate, fixed term advances	1.42%	-	2.70%	$11,750	1.42%	-	1.92%	$4,750
Fixed term advances with floating spread	1.54%	-	2.05%	6,000	1.39%	-	1.96%	8,000

Total				$17,750				$12,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of December 31, 2018:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount
2019	2.21%	$5,750	1.54%	$2,000	$7,750
2020	2.34%	6,000	1.69%	2,000	8,000
2021		-	2.05%	2,000	2,000

Total	2.28%	$11,750	1.76%	$6,000	$17,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $158,923 and $135,760 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at December 31, 2018 and 2017, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $739 and $514 of FHLB stock owned by the Company at December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company’s available and unused portion of this borrowing agreement was $889.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of December 31, 2018. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

 NOTE 9 – 401(k) Plan

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. To be eligible to participate, an employee must have completed 1,000 hours of service and be 21 years of age or older. The Company matches 100% of employee contributions up to 4% of their annual compensation. The Company may also make nonelective contributions to the plan at the discretion of the Board of Directors. Expense charged to operations for this plan was $154 and $127 for the years ended December 31, 2018 and 2017, respectively.

NOTE 10 - Income Taxes

The provision for income taxes included in the accompanying financial statements consists of the following components:

	Years ended December 31,
	2018	2017
Current Taxes (Benefit)
Federal	$114	$192
State	83	76
Total Current Taxes	197	268
Deferred Income Taxes
Federal	107	(311)
State	14	(46)
Total Deferred Income Taxes	121	(357)

Impact of Deferred Tax Asset Restatement	-	353

Total Provision for Income Taxes	$318	$264

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2018	2017
Deferred Tax Assets
Allowance for loan losses	$577	$490
Deferred compensation	121	120
Non-accrual interest	18	30
Purchase accounting	18	17
Equity compensation	4	-
AMT credit	-	108
Unrealized loss on available for sale securities	219	133
Charitable contribution carryforward	191	235
Other	10	11
Deferred Tax Assets	$1,158	$1,144

Deferred Tax Liabilities
Depreciation and amortization	(73)	(17)
FHLB stock	(30)	(30)
Other	-	(7)
Deferred Tax Liabilities	$(103)	$(54)

Net Deferred Tax Asset	$1,055	$1,090

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 10 - Income Taxes (cont.)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which was effective for the Company beginning January 1, 2018. As a result of the tax rate reduction in the Act, the Company reduced its net deferred tax asset during the year ended December 31, 2017, by $353, which was recognized as additional income tax expense.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes follows:

	Years ended December 31,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$289	21.00%	$27	34.00%
Adjustments for
Tax exempt interest on municipal obligations	(10)	-0.73%	(45)	-57.69%
State income taxes, net of federal income tax benefit	75	5.45%	20	25.64%
Increase in CSV of life insurance	(41)	-2.98%	(67)	-85.90%
Other	5	0.36%	(24)	-30.77%
Valuation of deferred tax asset	-	0.00%	353	452.56%
Provision for income taxes	$318	23.11%	$264	337.84%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2014.

At December 31, 2018 and December 31, 2017, the Company did not have any state or federal net operating loss carryover.

NOTE 11 - Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements. No legal proceedings existed at December 31, 2018.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 11 - Commitments and Contingencies (cont.)

The contract amounts of credit-related financial instruments at December 31, 2018 and 2017 are summarized below:

	Notional Amount
	2018	2017
Unused lines of credit
Fixed	7,467	4,497
Variable	11,307	10,807
Undisbursed portion of loan proceeds, fixed	5,890	6,002
Standby letters of credit, variable	1,277	822

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

The Company sells loans to investors and does not retain servicing responsibilities. Upon sale, the risk of credit loss is passed to the investor, unless the loan is sold with recourse. For loans sold without recourse, the Company does not retain the risk of loss should a loan, previously sold, go into default, unless it is determined that such loan was not within the agreed-upon underwriting guidelines due to negligence on the part of the Company or fraud on the part of the borrower. Such risk retention is standard within the mortgage banking industry. The Company’s exposure relating to the fair value of the representations and warranties and other recourse obligations is not material. The Company is contingently liable in the amount of $5,370 relating to loans sold with recourse at December 31, 2018 and $3,647 as of December 31, 2017. All recourse provisions expire within four months from when the loan is sold.

NOTE 12 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Company's cash and cash equivalents are held in demand accounts with various institutions. The Company's investments are held in a variety of interest bearing investments including obligations from the U.S. government and government sponsored agencies and certificates of deposit. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Practically all of the Company's loans and commitments have been granted to customers in the Company's market area. Although the Company has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 5.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 13 – Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2018	2017

Beginning balance	$6,697	$2,853
Adjustments for changes in directors and executive officers	-	-
New loans	2,121	9,976
Less: Participations sold	(310)	(5,913)
Repayments	(1,683)	(219)

Ending balance	$6,825	$6,697

Deposits from directors, executive officers, and their affiliates totaled $3,467 and $1,333 at December 31, 2018 and 2017, respectively.

The Company utilizes the services of a law firm in which one of the Company’s directors is a partner. Fees paid to the firm were $11 and $38 during the years ended 2018 and 2017, respectively. The Company also has an operating lease with the law firm for office space through 2020. Rent paid in 2018 and 2017 pertaining to this lease was $28 and $16, respectively.

To further the Company’s commitment to the local community, $250,000 cash as well as 25,000 shares of stock were donated to a charitable foundation established by the Company as part of the reorganization and offering in 2017.

NOTE 14 – Foreclosed Assets

Foreclosed assets consists of one owner-occupied 1-4 family property as of December 31, 2018 totaling $69 and two foreclosed one owner-occupied 1-4 family properties totaling $619 at December 31, 2017. Residential real estate loans that are in the process of foreclosure totaled $0 and $165 at December 31, 2018 and 2017, respectively.

NOTE 15 – Fair Value

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 15 – Fair Value (cont.)

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

Available for sale securities - Available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

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

Foreclosed assets- Real estate acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management's comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

 NOTE 15 – Fair Value (cont.)

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2018
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$-	$1,307	$-	$1,307
Obligations of states and political subdivisions	-	8,295	-	8,295
Mortgage-backed securities	-	28,536	-	28,536
Certificates of deposit	-	1,446	-	1,446
Corporate debt securities	-	4,167	-	4,167
Total	$-	$43,751	$-	$43,751

As of December 31, 2017
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$-	$2,220	$-	$2,220
Obligations of states and political subdivisions	-	13,137	-	13,137
Mortgage-backed securities	-	33,467	-	33,467
Certificates of deposit	-	3,997	-	3,997
Corporate debt securities	-	5,191	-	5,191
Total	$-	$58,012	$-	$58,012

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 15 – Fair Value (cont.)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

	Nonrecurring Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2018
Assets:
Foreclosed assets	$-	$-	$69	$69

As of December 31, 2017
Assets:
Loans	$-	$-	$151	$151
Foreclosed assets	-	-	619	619

There were no loans recognized at fair value as of December 31, 2018. Loans with a carrying amount of $330 were considered impaired and were written down to their estimated fair value of $151 as of December 31, 2017. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $179 as of December 31, 2017.

Foreclosed assets with a carrying amount of $69 and $619 were determined to be at their fair value as of December 31, 2018 and December 31, 2017, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
As of December 31, 2018
Foreclosed assets	$69	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2017
Impaired loans	$151	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$619	Market and/or income approach	Management discount on appraised values	10%	-	20%

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 15 – Fair Value (cont.)

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value.

Loans held for sale – Fair value is based on commitments on hand from investors or prevailing market prices.

Loans – Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.

FHLB stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Accrued interest receivable and payable – Fair value approximates the carrying value.

Cash value of life insurance – Fair value is based on reported values of the assets.

Deposits and advance payments by borrowers for taxes and insurance – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

FHLB advances – Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of those borrowings.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 15 – Fair Value (cont.)

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$-	$-
Available for sale securities	43,751	-	43,751	-
Loans held for sale	679	-	679
Loans	198,694	-	-	199,048
Accrued interest receivable	768	768	-	-
Cash value of life insurance	7,007	-	-	7,007
FHLB stock	739	-	-	739

Financial liabilities:
Deposits	183,205	95,067	-	87,531
Advance payments by borrowers for taxes and insurance	55	55	-	-
FHLB advances	17,750	-	-	17,505
Accrued interest payable	70	70	-	-

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,813	$11,813	$-	$-
Available for sale securities	58,012	-	58,012	-
Loans held for sale	109	-	109	-
Loans	171,355	-	-	171,729
Accrued interest receivable	782	782	-	-
Cash value of life insurance	6,558	-	-	6,558
FHLB stock	514	-	-	514

Financial liabilities:
Deposits	182,913	106,125	-	76,099
Advance payments by borrowers for taxes and insurance	36	36	-	-
FHLB advances	12,750	-	-	12,597
Accrued interest payable	37	37	-	-

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 15 – Fair Value (cont.)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 16 – Equity and Regulatory Matters

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

Effective January 1, 2015, the Bank became subject to the regulatory capital reforms in accordance with Basel III, which established higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer (“CCB.”) The regulations also included revisions to the definition of capital and changes in the risk-weighting of certain assets, in addition to redefining “well capitalized” as a 6.5% common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based capital ratio, a 10.0% total risk-based capital ratio and a 5.0% Tier 1 leverage ratio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2018, that the Bank meet all applicable capital adequacy requirements.

As of December 31, 2018, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2018 that management believes have changed the category.

The Bank's actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy		To Be Well Capitalized
			Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
First Federal Bank of Wisconsin
Leverage (Tier 1)	$48,502	18.4%	$10,542	4.0%	$13,178	5.0%
Risk Based:
Common Tier 1	48,502	23.7	9,209	4.5	13,302	6.5
Tier 1	48,502	23.7	12,279	6.0	16,372	8.0
Total	50,620	24.7	16,372	8.0	20,465	10.0

December 31, 2017:
First Federal Bank of Wisconsin
Leverage (Tier 1)	$47,513	17.2%	$11,051	4.0%	$13,813	5.0%
Risk Based:
Common Tier 1	47,513	26.8	7,973	4.5	11,517	6.5
Tier 1	47,513	26.8	10,631	6.0	14,174	8.0
Total	49,313	27.8	14,174	8.0	17,718	10.0

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

 NOTE 17 – Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $161 and accumulated amortization of $74 at December 31, 2018. The core deposit premium intangible asset had a gross carrying amount of $161 and accumulated amortization of $58 at December 31, 2017. Aggregate amortization expense for the years ended December 31, 2018 and 2017 was $16 and $16.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years. The projections of amortization expense are based on existing asset balances:

As of December 31, 2018
2019	16
2020	16
2021	16
2022	16
2023	16

NOTE 18 – Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements was $443 at December 31, 2018 and $442 at December 31, 2017. The amount charged to operations was $52 and $51 for the twelve months ended December 31, 2018 and 2017, respectively.

In addition, the Company is party to a life insurance agreement with an executive officer pursuant to which the Company has purchased a life insurance policy on the executive officer's life. Under the agreement, the beneficiary is entitled to a death benefit paid by the insurer from the policy proceeds equal to $85. At December 31, 2018, the cash surrender value of this policy was $252.

NOTE 19 – Employee Stock Ownership Plan

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended December 31, 2018 and 2017, 12,960 and 2,947 shares were committed to be released, respectively. During the years ended December 31, 2018 the average fair value per share of stock was $11.03 resulting in total ESOP compensation expense of $143 for the years ended December 31, 2018. During the years ended December 31, 2017 the average fair value per share of stock was $11.00 resulting in total ESOP compensation expense of $32 for the years ended December 31, 2017. The ESOP shares as of December 31 were as follows:

	2018	2017
Shares allocated to active participants	2,947	-
Shares committed to be released and allocated to participants	12,960	2,947
Total unallocated shares	243,303	256,263
Total ESOP shares	259,210	259,210
Fair value of unallocated shares (based on $10.03 and $11.02 share price as of December 31, 2018 and 2017, respectively)	$2,440	$2,824

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 20 - Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

Year Ended December 31, 2018
Total cost of stock grant plan during the year	$11
Total cost of stock option plan during the year	7
Total cost of share-based payment plans during the year	$18

Amount of related income tax benefit recognized in income	$5

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 129,605 restricted stock awards and up to 324,012 stock options. As of December 31, 2018 there were 45,363 restricted stock awards and 131,923 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions.  Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period.

The following table summarizes stock options activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	-	$-
Granted	192,089	10.81
Exercised	-	-
Expired or canceled	-	-
Forfeited	-	-
Options outstanding as of December 31, 2018	192,089	$10.81	9.95	$-
Options exercisable as of December 31, 2018	-	$-	-	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Expected volatility is based on the average volatility of Company shares and the expectation of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share data)

NOTE 20 - Share-based Compensation Plans (cont.)

The following assumptions were used for options granted during the year ended December 31, 2018:

For the Year Ended December 31,
2018
Risk-free interest rate	2.80%
Expected volatility	21.21%
Expected dividend yield	0%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$3.40

The total intrinsic value of options exercised during the year ended December 31, 2018 was $0.

The following is a summary of changes in restricted shares for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares outstanding as of December 31, 2017	-	$-
Granted	84,242	10.82
Vested	-	-
Forfeited	-	-
Shares outstanding as of December 31, 2018	84,242	$10.82

The total intrinsic value of restricted shares that vested during the year ended December 31, 2018 was $0.

As of December 31, 2018, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At December 31, 2018, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.97 years.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: March 27, 2019	By:	/s/ Edward H. Schaefer
Edward H. Schaefer President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward H. Schaefer	President, Chief Executive Officer and Director (Principal Executive	March 27, 2019
Edward H. Schaefer	Officer)

/s/ Nikola B. Schaumberg	Principal Financial Officer (Principal Financial and	March 27, 2019
Nikola B. Schaumberg	Accounting Officer)

/s/ James A. Tarantino	Chairman of the Board	March 27, 2019
James A. Tarantino

/s/ Kathryn Gutenkunst	Director	March 27, 2019
Kathryn Gutenkunst

/s/ Stephen W. Johnson	Director	March 27, 2019
Stephen W. Johnson

/s/ Thomas C. Martin	Director	March 27, 2019
Thomas C. Martin

/s/ Thomas L. McKeever	Director	March 27, 2019
Thomas L. McKeever

/s/ Michael J. Pjevach	Director	March 27, 2019
Michael J. Pjevach

/s/ Daniel D. Resheter	Director	March 27, 2019
Daniel D. Resheter

/s/ Gary D. Riley	Director	March 27, 2019
Gary D. Riley