Form 10-Q
period 2019-03-31
FFBW, Inc.
filed 2019-05-03
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,2019

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

(262) 542-4448

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of class                                                                                                                                                            Trading Symbol                                                                                           Name of exchange on which registered

Common Stock; $0.01 par value                                                                                                                                     FFBW                                                                                                                    The Nasdaq Stock Market

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

6,645,212 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 2, 2019.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

March 31, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets

Cash and due from banks	$2,135	$1,746
Fed funds sold	418	2,742
Cash and cash equivalents	2,553	4,488
Available for sale securities, stated at fair value	44,169	43,751
Loans held for sale	-	679
Loans, net of allowance for loan and lease losses of $2,188 and $2,118, respectively	198,090	198,694
Premises and equipment, net	4,975	5,057
Foreclosed assets	69	69
FHLB stock, at cost	609	739
Accrued interest receivable	856	768
Cash value of life insurance	7,054	7,007
Other assets	1,212	1,474

TOTAL ASSETS	$259,587	$262,726

Liabilities and Equity

Deposits	$180,942	$183,205
Advance payments by borrowers for taxes and insurance	430	55
FHLB advances	15,750	17,750
Accrued interest payable	364	70
Other liabilities	1,260	1,284
Total liabilities	$198,746	$202,364

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018, respectively)	$-	$-
Common stock ($0.01 par value, 19,000,000 authorized, 6,696,742 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	67	67
Additional paid in capital	28,406	28,326
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (240,063 and 243,303 shares at March 31, 2019 and December 31, 2018, respectively)	(2,401)	(2,433)
Retained earnings	35,244	34,995
Accumulated other comprehensive loss, net of income taxes	(156)	(593)
Less common stock repurchased, 29,436 and 0 shares at cost, at March 31, 2019 and December 31, 2018, respectively	(319)	-
Total equity	$60,841	$60,362

TOTAL LIABILITIES AND EQUITY	$259,587	$262,726

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$2,448	$1,968
Securities
Taxable	275	340
Tax-exempt	2	23
Other	25	16
Total interest and dividend income	2,750	2,347
Interest Expense:
Interest-bearing deposits	599	346
Borrowed funds	88	53
Total interest expense	687	399
Net interest income	2,063	1,948
Provision for loan losses	70	115
Net interest income after provision for loan losses	1,993	1,833
Noninterest income:
Service charges and other fees	35	60
Net gain on sale of loans	41	39
Net gain (loss) on sale of securities	(8)	8
Increase in cash surrender value of insurance	47	46
Other noninterest income	25	23
Total noninterest income	140	176
Noninterest expense:
Salaries and employee benefits	1,097	1,057
Occupancy and equipment	242	233
Data processing	175	152
Technology	78	55
Foreclosed assets, net	1	46
Professional fees	112	118
Other noninterest expense	103	172
Total noninterest expense	1,808	1,833

Income before income taxes	325	176
Provision for income taxes	76	53

Net income	$249	$123

Earnings per share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2019 and 2018, (Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018

Net income	$249	$123
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	592	(694)
Reclassification adjustment for losses (gains) realized in net income	8	(8)
Other comprehensive income (loss) before tax effect	600	(702)
Tax effect of other comprehensive income (loss) items	(163)	94
Other comprehensive income (loss), net of tax	437	(608)
Comprehensive income (loss)	$686	$(485)

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Three Months Ended March 31, 2019 and 2018, (Unaudited)

(In thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$-	$59,489
Net income	-	-	-	-	123	-	-	123
ESOP shares committed to be released (3,240 shares)	-	-	3	32	-	-	-	35
Other comprehensive loss	-	-	-	-	-	(608)		(608)
Balance at March 31, 2018	6,612,500	$66	$28,299	$(2,531)	$34,060	$(855)	$-	$59,039

Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$-	60,362
Net income	-	-	-	-	249	-		249
ESOP shares committed to be released (3,240 shares)	-	-	3	32	-	-	-	35
Stock based compensation expense	-	-	77	-	-	-	-	77
Other comprehensive income	-	-	-	-	-	437	-	437
Repurchase of common stock	29,436	-	-	-	-	-	(319)	(319)
Balance at March 31, 2019	6,667,306	$67	$28,406	$(2,401)	$35,244	$(156)	$(319)	$60,841

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In thousands)

	For the three months ended March 31,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$249	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70	115
Depreciation	84	83
Accretion of loan portfolio discount and deposit premium	(34)	(30)
Net amortization on securities available for sale	103	138
Loss on sales and impairments of foreclosed assets	-	29
(Gain) loss on sale of available for sale securities	8	(8)
Increase in cash surrender value of life insurance	(47)	(46)
ESOP compensation	35	35
Stock based compensation	77	-
Changes in operating assets and liabilities:
Accrued interest receivable	(88)	(26)
Loans held for sale	679	109
Other assets	99	9
Accrued interest payable	294	174
Other liabilities	(24)	(219)
Net cash provided by operating activities	$1,505	$486
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$2,133	$3,435
Maturities, calls, paydowns on available for sale securities	1,147	1,659
Purchases of available for sale securities	(3,209)	(7,867)
Net (increase) decrease in loans	572	(5,427)
Purchases of premises and equipment	(2)	(19)
Proceeds from redemption of FHLB stock, net	130	2
Proceeds from sale of foreclosed assets	-	505
Net cash provided by (used in) investing activities	$771	$(7,712)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(2,267)	$4,223
Net increase in advance payments by borrowers for taxes and insurance	375	390
Repayments of FHLB advances	(2,000)	-
Repurchase of common stock	(319)	-
Net cash provided by (used in) financing activities	$(4,211)	$4,613
Net decrease in cash and cash equivalents	$(1,935)	$(2,613)
Cash and cash equivalents at beginning	4,488	11,813
Cash and cash equivalents at end	$2,553	$9,200

Supplemental Cash Flow Disclosures:
Cash paid for interest	$364	$225
Cash paid for income taxes	-	20
Loans transferred to foreclosed assets	-	221
Financed sales of foreclosed assets	-	21

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Form 10-Q

Notes to Financial Statements (Unaudited – In thousands, except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of FFBW, Inc. and its wholly-owned subsidiary, First Federal Bank of Wisconsin, (collectively the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Note 2 – Nature of Business and Summary of Significant Accounting Policies

Organization

On October 10, 2017, First Federal Bank of Wisconsin (“the Bank”) converted to a stock savings bank and was reorganized into the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., (the “Company”) which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the Company’s outstanding common upon the completion of the reorganization and stock issuance.  FFBW, Inc. is organized as a corporation under the laws of the United States.  FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of FFBW, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  Reorganization costs of $1,394 were recognized.

At March 31, 2019, the significant assets of the Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

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

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated to not fall with the scope of ASC 606. Elements of noninterest income that is within the scope of ASC 606, are as follows:

Service fees - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied. The Company's monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Interchange fees - Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of May 2, 2019.

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

The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB).

ASU No. 2014-09, "Revenue from Contracts with Customers."

The objective of this new standard is to provide a common revenue standard for all entities that enter into contracts with customers to transfer goods, services, or nonfinancial assets. The Company adopted this new accounting standard for the effective January 1, 2019. The Company did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company has included additional disclosures as required by the guidance.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”

These standards make a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted this new accounting standard for the effective January 1, 2019. The adoption of these standard did not have a material impact on the Company's financial condition or results of operations, except that the Company will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

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

The new standard is effective for the Company for periods beginning after December 15, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2020 using the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods beginning before December 15, 2019.

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

Note 3 Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company's common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share data).

	Three Months Ended March 31,
	2019	2018
Net income	$249	$123
Basic potential common shares
Weighted average shares outstanding	6,692,453	6,612,500
Weighted average unallocated Employee Stock Ownership Plan Shares	(242,187)	(254,103)
Basic weighted average shares outstanding	6,450,266	6,358,397
Dilutive potential common shares	220	-
Dilutive weighted average shares outstanding	6,450,486	6,358,397
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.02

Note 4 Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Obligations of the US government and US government sponsored agencies	$1,187	$5	$(6)	$1,186
Obligations of states and political subdivisions	8,844	21	(52)	8,813
Mortgage-backed securities	31,023	119	(283)	30,859
Certificates of deposit	1,250	-	(23)	1,227
Corporate debt securities	2,078	12	(6)	2,084
Total available for sale securities	$44,382	$157	$(370)	$44,169

December 31, 2018
Obligations of the US government and US government sponsored agencies	$1,299	$8	$-	$1,307
Obligations of states and political subdivisions	8,381	17	(103)	8,295
Mortgage-backed securities	29,164	24	(652)	28,536
Certificates of deposit	1,500	1	(55)	1,446
Corporate debt securities	4,220	2	(55)	4,167
Total available for sale securities	$44,564	$52	$(865)	$43,751

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

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Obligations of the US government and US government sponsored agencies	$584	$(6)	$95	$-	$679	$(6)
Obligations of states and political subdivisions	-	-	4,800	(52)	4,800	(52)
Mortgage-backed securities	-	-	19,244	(283)	19,244	(283)
Certificates of deposit	-	-	1,227	(23)	1,227	(23)
Corporate debt securities	-	-	1,031	(6)	1,031	(6)
Total	$584	$(6)	$26,397	$(364)	$26,981	$(370)
December 31, 2018
Obligations of the US government and US government sponsored agencies	$175	$-	$113	$-	$288	$-
Obligations of states and political subdivisions	-	-	6,142	(103)	6,142	(103)
Mortgage-backed securities	1,171	(24)	24,725	(628)	25,896	(652)
Certificates of deposit	-	-	1,195	(55)	1,195	(55)
Corporate debt securities	384	(2)	3,128	(53)	3,512	(55)
Total	$1,730	$(26)	$35,303	$(839)	$37,033	$(865)

At March 31, 2019, the investment portfolio included 60 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 3 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2018, the investment portfolio included 79 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 6 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because there is no intention to sell them prior to maturity; therefore the Company expects to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

The Company regularly assesses the securities portfolio for other-than-temporary impairment ("OTTI"). The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that the Company will have to sell securities prior to expected recovery. The Company did not have any impairment losses recognized in earnings for the three months ended March 31, 2019 and March 31, 2018.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	March 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$250	$250
Due after one year through 5 years	3,696	3,692
Due after 5 years through 10 years	4,394	4,388
Due after 10 years	5,019	4,980

Subtotal	$13,359	$13,310
Mortgage-backed securities	31,023	30,859

Total	$44,382	$44,169

Proceeds from sales of available for sale securities during the three months ended March 31, 2019 and March 31, 2018 were $2,133 and $3,435, respectively. Gross realized gains, during the three months ended March 31, 2019 and March 31, 2018 on these sales amounted to $0 and $23, respectively. Gross realized losses on these sales were $8 and $15, during the three months ended March 31, 2019 and March 31, 2018, respectively.

Available for sale securities with a fair value of $986 and $960 were pledged securities at March 31, 2019 and December 31, 2018, respectively.

Note 5 Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2019	2018
Commercial
Development	$9,723	$7,801
Real estate	69,953	69,425
Commercial and industrial	11,863	13,142
Residential real estate and consumer
1-4 family owner-occupied	39,647	41,018
1-4 family investor-owned	32,162	32,312
Multifamily	34,315	34,467
Consumer	2,736	2,733
Subtotal	$200,399	$200,898
Deferred loan fees	(121)	(86)
Allowance for loan losses	(2,188)	(2,118)
Net loans	$198,090	$198,694

Analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	44	26	70
Loans charged off	-	-	-
Recoveries of loans previously charged off	-	-	-
Balance at March 31, 2019	$984	$1,204	$2,188

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	78	37	115
Loans charged off	-	(106)	(106)
Recoveries of loans previously charged off	-	-	-
Balance at March 31, 2018	$738	$1,071	$1,809

Allowance for loan losses at March 31, 2019:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	984	1,204	2,188
Total allowance for loan losses	$984	$1,204	$2,188

Allowance for loan losses at December 31, 2018:
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	940	1,178	2,118
Total allowance for loan losses	$940	$1,178	$2,118

March 31, 2019	Commercial	Residential real estate and consumer	Total
Loans:
Individually evaluated for impairment	$82	$1,905	$1,987
Collectively evaluated for impairment	91,457	106,955	198,412
Total loans	$91,539	$108,860	$200,399

December 31, 2018
Loans:
Individually evaluated for impairment	$87	$1,469	$1,556
Collectively evaluated for impairment	90,281	109,061	199,342
Total loans	$90,368	$110,530	$200,898

Analysis for loans evaluated for impairment as of March 31, 2019 and December 31, 2018, follows:

As of March 31, 2019	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	85	82	-	84	1
Residential real estate and consumer
1-4 family owner-occupied	1,486	1,461	-	1,464	13
1-4 family investor-owned	247	236	-	238	-
Consumer	216	208	-	209	2

Total impaired loans	$2,034	$1,987	$-	$1,995	$16

As of December 31, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	89	87	-	93	5
Residential real estate and consumer
1-4 family owner-occupied	1,142	1,120	-	1,137	26
1-4 family investor-owned	248	241	-	246	-
Consumer	114	108	-	114	-

Total impaired loans	$1,593	$1,556	$-	$1,590	$31

As of March 31, 2019 and December 31, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2019 and December 31, 2018, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
March 31, 2019
Development	$9,723	$-	$-	$-	$9,723
Real estate	69,953	-	-	-	69,953
Commercial and industrial	10,265	1,580	18	-	11,863
1-4 family investor-owned	30,423	1,344	395	-	32,162
Multifamily	34,315	-	-	-	34,315
Totals	$154,679	$2,924	$413	$-	$158,016
December 31, 2018
Development	$7,801	$-	$-	$-	$7,801
Real estate	69,425	-	-	-	69,425
Commercial and industrial	13,122	-	20	-	13,142
1-4 family investor-owned	30,558	1,353	401	-	32,312
Multifamily	34,467	-	-	-	34,467
Totals	$155,373	$1,353	$421	$-	$157,147

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2019 and December 31, 2018, follows:

	Performing	Non-performing	Totals
March 31, 2019
1-4 family owner-occupied	$38,635	$1,012	$39,647
Consumer	2,539	197	2,736
	$41,174	$1,209	$42,383
December 31, 2018
1-4 family owner-occupied	$39,919	$1,099	$41,018
Consumer	2,625	108	2,733
	$42,544	$1,207	$43,751

Loan aging information as of March 31, 2019, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
March 31, 2019	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$9,723	$-	$-	$9,723	$-
Real estate	69,953	-	-	69,953	-
Commercial and industrial	11,863	-	-	11,863	18
Residential real estate and consumer
1-4 family owner-occupied	39,502	145	-	39,647	359
1-4 family investor-owned	32,162	-	-	32,162	236
Multifamily	34,315	-	-	34,315	-
Consumer	2,577	159	-	2,736	93
Total	$200,095	$304	$-	$200,399	$706

Loan aging information as of December 31, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$7,801	$-	$-	$7,801	$-
Real estate	69,425	-	-	69,425	-
Commercial and industrial	13,076	66	-	13,142	20
Residential real estate and consumer
1-4 family owner-occupied	41,013	5	-	41,018	365
1-4 family investor-owned	32,069	243	-	32,312	241
Multifamily	34,467	-	-	34,467	-
Consumer	2,733	-	-	2,733	94
Total	$200,584	$314	$-	$200,898	$720

There were no loans past due ninety days or more and still accruing interest as of March 31, 2019 and December 31, 2018.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the three months ended and as of March 31, 2019, there was a 1-4 family owner-occupied property totaling $83 that was new troubled debt restructurings. $0 was charged to the allowance for losses related to this loan. No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended March 31, 2019. During the year ended and as of December 31, 2018, there were two 1-4 family owner-occupied properties totaling $302, a 1-4 family investor-owned property totaling $250, and a consumer loan totaling $20 that were new troubled debt restructurings. $0 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2018.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 Deposits

The composition of deposits are as follows:

	March 31,	December 31,
	2019	2018

Non-interest bearing checking	$18,153	$22,763
Interest bearing checking	10,017	5,424
Money market	41,637	41,910
Statement savings accounts	13,722	13,773
Health savings accounts	11,341	11,197
Certificates of deposit	86,072	88,138

Total	$180,942	$183,205

Certificates of deposit that meet or exceed the FDIC insurance limit two hundred fifty thousand dollars totaled $28,572 and $30,590 as of March 31, 2019 and December 31, 2018, respectively.

The scheduled maturities of certificates of deposit are as follows as of March 31, 2019:

2019	$52,158
2020	21,162
2021	8,575
2022	1,958
2023	1,981
2024	238

Total	$86,072

Note 7 FHLB Advances

FHLB advances consist of the following:

	March 31, 2019				December 31, 2018
	Rates			Amount	Rates			Amount
Fixed rate, fixed term advances	1.42%	-	2.70%	$9,750	1.42%	-	2.70%	$11,750
Fixed term advances with floating spread	1.73%	-	1.91%	6,000	1.54%	-	2.05%	6,000
				$15,750				$17,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of March 31, 2019:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

2019	2.36%	$3,750	1.73%	$2,000	$5,750
2020	2.34%	6,000	1.88%	2,000	8,000
2021	0.00%	-	1.91%	2,000	2,000

Total	2.35%	$9,750	1.84%	$6,000	$15,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $166,402 and $158,923 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at March 31, 2019 and December 31, 2018, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $609 and $739 of FHLB stock owned by the Company at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company’s available and unused portion of this borrowing agreement was $2,000 and $889, respectively. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of March 31, 2019 or December 31, 2018. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the periods ended March 31, 2019 and 2018, 3,240 shares were committed to be released. During the period ended March 31, 2019, the average fair value per share of stock was $10.66 resulting in total ESOP compensation expense of $35 for the quarter ended March 31, 2019. During the period ended March 31, 2018, the average fair value per share of stock was $10.92 resulting in total ESOP compensation expense of $35 for the quarter ended March 31, 2018. The ESOP shares as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Shares allocated to active participants	15,907	2,947
Shares committed to be released and allocated to participants	3,240	12,960
Total unallocated shares	240,063	243,303
Total ESOP shares	259,210	259,210

Fair value of unallocated shares (based on $10.75 and $10.03 share price at March 31, 2019 and December 31, 2018, respectively)	$2,581	$2,440

Note 9 Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

Three Months Ended March 31, 2019
Total cost of stock grant plan during the year	$45
Total cost of stock option plan during the year	32
Total cost of share-based payment plans during the year	$77

Amount of related income tax benefit recognized in income	$21

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 129,605 restricted stock awards and up to 324,012 stock options. As of March 31, 2019, there were 45,363 restricted stock awards and 131,923 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

The following table summarizes stock options activity for the year ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	192,089	$10.81
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Forfeited	-	-
Options outstanding as of March 31, 2019	192,089	$10.81	9.95	$-
Options exercisable as of March 31, 2019	-	$-	-	$-

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

The following assumptions were used for options granted during the three months ended March 31, 2019 and the year ended December 31, 2018:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2019	2018
Risk-free interest rate	0.00%	2.80%
Expected volatility	0.00%	21.21%
Expected dividend yield	0%	0%
Expected life of options (years)	-	7.5
Weighted average fair value per option of options granted during the year	$-	$3.40

The total intrinsic value of options exercised during the quarter ended March 31, 2019 was $0.

The following is a summary of changes in restricted shares for the quarter ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares outstanding as of December 31, 2018	84,242	$10.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Shares outstanding as of March 31, 2019	84,242	$10.82

The total intrinsic value of restricted shares that vested during the three months ended March 31, 2019 was $0.

As of March 31, 2019, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At March 31, 2019, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.82 years.

Note 10 Regulatory Capital Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2018 and as of March 31, 2019, that the Bank meets all applicable capital adequacy requirements.

As of March 31, 2019, and December 31, 2018, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since March 31, 2019 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$48,822	23.9%	$	> 9,178	> 4.5%	$	> 13,257	> 6.5%
Tier 1 capital (to risk‑weighted assets)	48,822	23.9		> 12,237	> 6.0		> 16,316	> 8.0
Total capital (to risk‑weighted assets)	51,010	25.0		> 16,316	> 8.0		> 20,395	> 10.0
Tier 1 capital (to average assets)	48,822	18.7		> 10,471	> 4.0		> 13,089	> 5.0

December 31, 2018
Common Equity Tier 1 capital (to risk‑weighted assets)	$48,502	23.7%	$	> 9,209	> 4.5%	$	> 13,302	> 6.5%
Tier 1 capital (to risk‑weighted assets)	48,502	23.7		> 12,279	> 6.0		> 16,372	> 8.0
Total capital (to risk‑weighted assets)	50,620	24.7		> 16,372	> 8.0		> 20,465	> 10.0
Tier 1 capital (to average assets)	48,502	18.4		> 10,542	> 4.0		> 13,178	> 5.0

Note 11 Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Assets - Available for sale securities	44,169	-	44,169	-

December 31, 2018
Assets - Available for sale securities	43,751	-	43,751	-

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2019
Assets:
Loans	$-	$-	$-	$-
Foreclosed assets	69	-	-	69

As of December 31, 2018
Assets :
Loans	$-	$-	$-	$-
Foreclosed assets	69	-	-	69

The carrying value and estimated fair value of financial instruments at March 31, 2019 and December 31, 2018 follow:

	March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,553	$2,553	$-	$-
Available for sale securities	44,169	-	44,169	-
Loans held for sale	-	-	-	-
Loans	198,090	-	-	200,197
Accrued interest receivable	856	856	-	-
Cash value of life insurance	7,054	-	-	7,054
FHLB stock	609	-	-	609

Financial liabilities:
Deposits	180,942	94,870	-	85,828
Advance payments by borrowers for taxes and insurance	430	430	-	-
FHLB advances	15,750	-	-	15,589
Accrued interest payable	364	364	-	-

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$-	$-
Available for sale securities	43,751	-	43,751	-
Loans held for sale	679	-	679	-
Loans	198,694	-	-	199,048
Accrued interest receivable	768	768	-	-
Cash value of life insurance	7,007	-	-	7,007
FHLB stock	739	-	-	739

Financial liabilities:
Deposits	183,205	95,067	-	87,531
Advance payments by borrowers for taxes and insurance	55	55	-	-
FHLB advances	17,750	-	-	17,505
Accrued interest payable	70	70	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets decreased $3.1 million to $259.6 million at March 31, 2019 from $262.7 million at December 31, 2018. This decrease was primarily due to the decrease in cash and cash equivalents of $2.0 million and in net loans of $604,000.

Cash and cash equivalents. Cash and due from banks increased $389,000, or 22.3%, to $2.1 million at March 31, 2019 from $1.7 million at December 31, 2018. Fed funds sold decreased $2.3 million, or 84.8%, to $418,000 at March 31, 2019 from $2.7 million at December 31, 2018. The decrease resulted primarily due to the use of cash to pay off maturing FHLB advances.

Net Loans.  Net loans decreased $604,000, or 0.3%, to $198.1 million at March 31, 2019 from $198.7 million at December 31, 2018. The decrease resulted primarily from decreases in 1-4 family owner-occupied loan of $1.4 million, or 3.3%, and commercial and industrial loans of $1.2 million, or 9.7% offset by increases in commercial development loans of $1.9 million, or 24.6% and commercial real estate loans of $528,000, or 0.7%.

During the three months ended March 31, 2019, we sold $2.1 million of one- to four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities increased $418,000, or 1.0%, to $44.2 million at March 31, 2019 from $43.8 million at December 31, 2018. This was a result of purchases of $3.2 million and a decrease in unrealized loss of $600,000 offset by sales of $2.1 million and maturities, normal paydowns and amortization of $1.2 million.

FHLB stock. FHLB stock decreased $130,000, or 17.6%, to $609,000 at March 31, 2019 from $739,000 at December 31, 2018.

Deposits.  Deposits decreased $2.3 million, or 1.2%, to $180.9 million at March 31, 2019 from $183.2 million at December 31, 2018. Noninterest-bearing checking accounts decreased $4.6 million, or 20.3%, to $18.2 million as of March 31, 2019 compared to $22.8 million as of December 31, 2018. Interest-bearing checking accounts increased $4.6 million, or 84.7%, to $10.0 million at March 31, 2019 from $5.4 million at December 31, 2018. Additionally, money market accounts decreased $273,000 to $41.6 million at March 31, 2019, compared to $41.9 million at December 31, 2018, and savings accounts decreased $51,000 to $13.7 million at March 31, 2019, compared to $13.8 million at December 31, 2018. Certificates of deposit decreased $2.1 million, or 2.3% to $86.1 million as of March 31, 2019 from $88.1 million as of December 31, 2018. Health savings accounts increased $144,000 to $11.3 million at March 31, 2019 from $11.2 million as of December 31, 2018.

Borrowings. Borrowings, consisting entirely of FHLB advances, decreased $2.0 million, or 11.3%, to $15.8 million at March 31, 2019 from $17.8 million December 31, 2018. The aggregate cost of outstanding FHLB advances was 2.12% at March 31, 2019, compared to the cost of deposits of 1.45% at that date.

Other liabilities. Other liabilities decreased $24,000, or 1.9%, to $1.3 million at March 31, 2019 from $1.3 million at December 31, 2018.

Total Equity.  Total equity increased $479,000, or 0.8%, to $60.8 million at March 31, 2019 from $60.4 million at December 31, 2018. The increase resulted from net income of $249,000 for the period and the decrease in net unrealized loss in available for sale securities offset by the repurchases of common stock of $319,000.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	March 31, 2019 and Three Months Then Ended	December 31, 2018 and Twelve Months Then Ended	December 31, 2017 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	$706	$720	$1,243
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	$706	$720	$1,243
Foreclosed assets	69	69	619
Total nonperforming assets ("NPAs")	$775	$789	$1,862
Troubled Debt Restructurings ("TDRs")	1,264	1,201	1,630
Nonaccrual TDRs	687	700	969
Average outstanding loan balance	201,267	189,233	170,577
Loans, end of period	200,399	200,898	179,229
ALLL, at beginning of period	$2,118	$1,800	$1,478
Loans charged off:
Commercial	-	(24)	-
Residential real estate and consumer	-	(172)	(133)
Total loans charged off	$-	$(196)	$(133)
Recoveries of loans previously charged off:
Residential real estate and consumer	-	1	36
Total recoveries of loans previous charged off	-	1	36
Net loans charged off ("NCOs'")	$-	$(195)	$(97)
Additions to ALLL via provision for loan losses charged to operations	70	513	419
ALLL, at end of period	$2,188	$2,118	$1,800
Ratios:
ALLL to NCOs (annualized)	N/A	1086.15%	1855.67%
NCOs (annualized) to average loans	0.00%	0.10%	0.06%
ALLL to total loans	1.09%	1.05%	1.00%
NPL to total loans	0.35%	0.36%	0.69%
NPAs to total assets	0.30%	0.30%	0.73%
Total Assets	$259,587	$262,726	$256,481

Loans 30 to 89 days past due decreased $10,000 during the three month period ended March 31, 2019 to $304,000 compared to $314,000 at December 31, 2018, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $706,000 at March 31, 2019, which included $687,000 of non-accrual troubled debt restructured loans, reflected a decrease of $14,000 from the non-performing loans balance of $720,000 at December 31, 2018.

Our non-performing assets were $775,000 at March 31, 2019, or 0.30% of total assets, compared to $789,000, or 0.30% of total assets, at December 31, 2018.

Foreclosed assets remained unchanged at $69,000 at March 31, 2019 from December 31, 2018. We strive to aggressively liquidate foreclosed assets as part of our overall credit risk management strategy.

Net charge offs for the three month period ended March 31, 2019 was $0, compared to $106,000 for the three month period ended March 31, 2018. The ratio of annualized net charge-offs to average loans receivable was 0.00% for the three month period ended March 31, 2019, compared to 0.10% for the twelve months ended December 31, 2018. Net charge-offs decreased during the current year to date period primarily a result of selling nonperforming assets during 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

General.  We had net income of $249,000 for the three months ended March 31, 2019, compared to net income of $123,000 for the three months ended March 31, 2018, an increase of $126,000, or 102.4%. The increase in net income was the net effect of an increase in net interest income of $115,000, or 5.9%, a decrease in the provision of loan losses of $45,000, or 39.1%, and a decrease in noninterest expenses of $25,000, or 1.4%, offset by decrease in noninterest income of $36,000, or 20.5%.

Interest and dividend income. Interest and dividend income increased $403,000, or 17.2%, to $2.8 million for the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018. The increase was primarily attributable to a $480,000 increase in interest on loans resulting from an increase of $26.7 million in the average balance of loans quarter to quarter with a 36 basis point increase in yield quarter to quarter. This was partially offset by an $86,000 decrease in interest on available for sale securities, a result of the decrease in the average balance of available for sale securities of $16.1 million quarter to quarter while the yield increased by 11 basis points quarter to quarter.

 Interest Expense. Interest expense increased $288,000, or 72.2%, to $687,000 for the three months ended March 31, 2019, from $399,000 for the three months ended March 31, 2018. Interest expense on interest-bearing deposits increased $253,000 quarter to quarter. The average cost of our interest-bearing deposits increased 59 basis points to 1.45% from 0.86%, and the average balance of interest-bearing deposits increased $4.7 million, or 2.9%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, increased $35,000, or 66.0%, to $88,000 during the three months ended March 31, 2019 from $53,000 during the three months ended March 31, 2018, as the average balance of borrowings increased $3.8 million to $16.6 million for the three months ended March 31, 2019 from $12.8 million for the three months ended March 31, 2018. Additionally, the cost of those borrowings increased 46 basis points to 2.12% for the three months ended March 31, 2019 from 1.66% for the three months ended March 31, 2018.

Net Interest Income.  Net interest income increased $115,000, or 5.9%, to $2.1 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018. Average net interest-earning assets decreased $776,000 to $66.3 million for the 2019 quarter from $67.1 million for the 2018 quarter. The decrease was due primarily to the increase in borrowings to offset the outflow in noninterest-bearing deposit accounts. Our net interest rate spread decreased to 2.92% for the three months ended March 31, 2019 from 2.98% for the three months ended March 31, 2018, while our net interest margin increased to 3.33% for the 2019 quarter from 3.24% for the 2018 quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $70,000 for the three months ended March 31, 2019, compared to a $115,000 provision for the three months ended March 31, 2018, a decrease of $45,000, or 39.1%. The decrease in the provision for loan losses in the 2019 quarter compared to the 2018 quarter was a result of charge-offs in the prior year quarter. The allowance for loan losses was $2.2 million, or 1.09% of total loans, at March 31, 2019, compared to $1.8 million, or 0.98% of total loans, at March 31, 2018. Classified (substandard, doubtful and loss) commercial loans increased to $413,000 at March 31, 2019 from $255,000 at March 31, 2018. Total nonperforming loans decreased to $706,000 at March 31, 2019 from $942,000 at March 31, 2018. Net charge-offs for the three months ended March 31, 2019 were $0, compared to $106,000 for the prior year period. At March 31, 2019, all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income decreased $36,000, or 20.5%, to $140,000 for the three months ended March 31, 2019 from $176,000 for the three months ended March 31, 2018. The decrease resulted primarily from the decrease in service charges and fees of $25,000 and a decrease in net gain on sale of securities of $16,000.

Noninterest Expense.  Noninterest expense decreased $25,000, or 1.4%, to $1.8 million for the three months ended March 31, 2019 from $1.8 million for the three months ended March 31, 2018. The decrease was due to a decrease in foreclosed assets expense of $45,000 and other noninterest expense of $69,000, which primarily is a reduction in marketing, business development, FDIC, and supervisory expenses. The decrease in noninterest expense was partially offset by increases in salaries and employee benefits of $40,000, data processing of $23,000, and technology of $23,000.

Income Tax Expense.  We recorded an income tax expense of $76,000 for the three months ended March 31, 2019 compared to an income tax expense of $53,000 for the three months ended March 31, 2018, an increase of $23,000, or 43.4%. The increase was due to an increase of $149,000 in income before income taxes to $325,000 for the 2019 quarter compared to $176,000 for the 2018 quarter.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)
Interest-earning assets:
Loans	$201,267	$2,448	4.87%	$174,591	$1,968	4.51%
Available for sale securities	43,658	277	2.54%	59,787	363	2.43%
Interest-bearing deposits	2,595	16	2.47%	5,526	12	0.87%
FHLB stock	645	9	5.58%	513	4	3.12%
Total interest-earning assets	248,165	2,750	4.43%	240,417	2,347	3.90%
Noninterest-earning assets	16,233			16,904
Allowance for loan losses	(2,145)			(1,810)
Total assets	$262,253			$255,511

Interest-bearing liabilities:
Demand accounts	$9,680	31	1.28%	$4,230	3	0.28%
Money market accounts	41,202	111	1.08%	53,621	82	0.61%
Savings accounts	14,740	5	0.14%	15,606	8	0.21%
Health savings accounts	11,370	9	0.32%	11,579	7	0.24%
Certificates of deposit	88,272	443	2.01%	75,550	246	1.30%
Total interest-bearing deposits	165,264	599	1.45%	160,586	346	0.86%
Borrowings	16,596	88	2.12%	12,750	53	1.66%
Total interest-bearing liabilities	181,860	687	1.51%	173,336	399	0.92%
Noninterest-bearing deposits	17,716			21,788
Other non-interest bearing liabilities	1,969			1,288
Total liabilities	201,545			196,412
Equity	60,708			59,099
Total liabilities and equity	$262,253			$255,511

Net interest income		2,063			1,948
Net interest rate spread			2.92%			2.98%
Net interest-earning assets	66,305			67,081
Net interest margin			3.33%			3.24%
Average of interest-earning assets to interest-bearing liabilities	136%			139%

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

For Three Months Ended March 31,
2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$301	$179	$480
Available for sale securities	(98)	12	(86)
Interest-bearing deposits	(6)	10	4
FHLB Stock	1	4	5
Total interest-earning assets	$198	$205	$403

Interest-bearing liabilities:
Demand accounts	$4	$24	$28
Money market accounts	(19)	48	29
Savings accounts	-	(3)	(3)
Health savings accounts	-	2	2
Certificates of deposit	41	156	197
Total deposits	$26	$227	$253

Borrowings	16	19	35

Total interest-bearing liabilities	42	246	288

Change in net interest income	$156	$(41)	$115

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At March 31, 2019, we had $15.8 million outstanding in advances from the FHLB-Chicago. At March 31, 2019, due to the FHLB-Chicago’s repurchase of its stock, we had no available capacity for additional FHLB-Chicago advances.

Additionally, at March 31, 2019 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which zero was drawn at March 31, 2019.

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

At March 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $48.8 million, or 18.7% of adjusted total assets, which is above the well-capitalized required level of $13.1 million, or 5.0%; and total risk-based capital of $51.0 million, or 25.0% of risk-weighted assets, which is above the well-capitalized required level of $20.4 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	Repurchase of Equity Securities.

On January 25, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to 334,834 shares of the Company’s common stock, representing approximately 5.0% of the Company’s then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of March 31, 2019, 29,436 shares had been purchased under the current plan.

The table below sets forth FFBW, Inc.’s common stock repurchases during the three months ended March 31, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
February 1 - February 28, 2019	3,906	$10.98	3,906	330,928
March 1 - March 31, 2019	25,530	$10.82	25,530	305,398
Total	29,436		29,436

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

FFBW, INC.

Date: May 2, 2019	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: May 2, 2019	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer