Form 10-Q
period 2019-06-30
FFBW, Inc.
filed 2019-07-31
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

6,580,988 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2019.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets

Cash and due from banks	$4,351	$1,746
Fed funds sold	1,046	2,742
Cash and cash equivalents	5,397	4,488
Available for sale securities, stated at fair value	43,478	43,751
Loans held for sale	1,951	679
Loans, net of allowance for loan and lease losses of $2,252 and $2,118, respectively	193,001	198,694
Premises and equipment, net	4,888	5,057
Foreclosed assets	84	69
FHLB stock, at cost	609	739
Accrued interest receivable	777	768
Cash value of life insurance	7,105	7,007
Other assets	1,034	1,474

TOTAL ASSETS	$258,324	$262,726

Liabilities and Equity

Deposits	$177,553	$183,205
Advance payments by borrowers for taxes and insurance	771	55
FHLB advances	15,750	17,750
Accrued interest payable	648	70
Other liabilities	2,418	1,284
Total liabilities	$197,140	$202,364

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018, respectively)	$-	$-
Common stock ($0.01 par value, 19,000,000 authorized, 6,706,742 and 6,696,742 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	67	67
Additional paid in capital	28,489	28,326
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (236,823 and 243,303 shares at June 30, 2019 and December 31, 2018, respectively)	(2,368)	(2,433)
Retained earnings	35,632	34,995
Accumulated other comprehensive income (loss), net of income taxes	235	(593)
Less treasury stock, 82,055 and 0 shares at cost, at June 30, 2019 and December 31, 2018, respectively	(871)	-
Total equity	$61,184	$60,362

TOTAL LIABILITIES AND EQUITY	$258,324	$262,726

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$2,497	$2,326	$4,945	$4,294
Securities
Taxable	282	339	557	679
Tax-exempt	4	14	6	37
Other	21	15	46	31

Total interest and dividend income	2,804	2,694	5,554	5,041

Interest Expense:
Interest-bearing deposits	633	342	1,232	688
Borrowed funds	91	116	179	169

Total interest expense	724	458	1,411	857

Net interest income	2,080	2,236	4,143	4,184
Provision for loan losses	85	189	155	304

Net interest income after provision for loan losses	1,995	2,047	3,988	3,880

Noninterest income:
Service charges and other fees	64	51	99	111
Net gain on sale of loans	127	36	168	75
Net gain (loss) on sale of securities	5	1	(3)	9
Increase in cash surrender value of insurance	51	49	98	95
Other noninterest income	24	24	49	47

Total noninterest income	271	161	411	337

Noninterest expense:
Salaries and employee benefits	1,031	1,139	2,128	2,196
Occupancy and equipment	242	226	484	459
Data processing	169	158	344	310
Technology	79	49	157	104
Foreclosed assets, net	1	(9)	2	37
Professional fees	104	57	216	175
Other noninterest expense	126	151	229	323

Total noninterest expense	1,752	1,771	3,560	3,604

Income before income taxes	514	437	839	613
Provision for income taxes	126	84	202	137

Net income	$388	$353	$637	$476

Earnings per share
Basic	$0.06	$0.06	$0.10	$0.07
Diluted	$0.06	$0.06	$0.10	$0.07

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2019 and 2018, (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$388	$353	$637	$476
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	540	(262)	1,132	(956)
Reclassification adjustment for losses (gains) realized in net income	(5)	(1)	3	(9)
Other comprehensive income (loss) before tax effect	535	(263)	1,135	(965)
Tax effect of other comprehensive income (loss) items	(144)	136	(307)	230
Other comprehensive income (loss), net of tax	391	(127)	828	(735)
Comprehensive income (loss)	$779	$226	$1,465	$(259)

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Six Months Ended June, 2019 and 2018, (Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$66	$28,296	$(2,563)	$33,937	$(247)	$-	$59,489
Net income	-	-	-	476	-	-	476
ESOP shares committed to be released (6,480 shares)	-	6	65	-	-	-	71
Other comprehensive loss	-	-	-	-	(735)		(735)
Balance at June 30, 2018	$66	$28,302	$(2,498)	$34,413	$(982)	$-	$59,301

Balance at December 31, 2018	$67	$28,326	$(2,433)	$34,995	$(593)	$-	60,362
Net income	-	-	-	637	-		637
ESOP shares committed to be released (6,480 shares)	-	4	65	-	-	-	69
Stock based compensation expense	-	159	-	-	-	-	159
Other comprehensive income	-	-	-	-	828	-	828
Repurchase of common stock	-	-	-	-	-	(871)	(871)
Balance at June 30, 2019	$67	$28,489	$(2,368)	$35,632	$235	$(871)	$61,184

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In thousands)

	For the six months ended June 30,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$637	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	155	304
Depreciation	181	167
Accretion of loan portfolio discount and deposit premium	(59)	(46)
Net amortization on securities available for sale	199	272
(Gain) loss on sales and impairments of foreclosed assets	(7)	17
(Gain) loss on sale of available for sale securities	3	(9)
Increase in cash surrender value of life insurance	(98)	(95)
ESOP compensation	69	71
Stock based compensation	159	-
Changes in operating assets and liabilities:
Accrued interest receivable	(9)	(39)
Loans held for sale	(1,272)	109
Other assets	133	66
Accrued interest payable	550	323
Other liabilities	1,162	(152)
Net cash provided by operating activities	$1,803	$1,464

Cash flows from investing activities:
Proceeds from sales of available for sale securities	$4,837	$6,437
Maturities, calls, paydowns on available for sale securities	2,316	3,079
Purchases of available for sale securities	(5,947)	(7,867)
Net (increase) decrease in loans	5,521	(22,259)
Purchases of premises and equipment	(12)	(38)
Proceeds from redemption of FHLB stock	130	-
Purchase of FHLB stock	-	(584)
Proceeds from sale of foreclosed assets	76	823
Net cash provided by (used in) investing activities	$6,921	$(20,409)

Cash flows from financing activities:
Net decrease in deposits	$(5,660)	$(16,501)
Net increase in advance payments by borrowers for taxes and insurance	716	776
Repayments of FHLB advances	(2,000)	-
Proceeds from FHLB advances	-	25,250
Repurchase of common stock	(871)	-
Net cash provided by (used in) financing activities	$(7,815)	$9,525
Net increase (decrease) in cash and cash equivalents	$909	$(9,420)
Cash and cash equivalents at beginning	4,488	11,813
Cash and cash equivalents at end	$5,397	$2,393

Supplemental Cash Flow Disclosures:
Cash paid for interest	$833	$534
Cash paid for income taxes	160	40
Loans transferred to foreclosed assets	84	221
Financed sales of foreclosed assets	-	21

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

At June 30, 2019, the significant assets of the Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gain (loss) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for gains (losses) realized on sales of securities available for sale comprise the entire balance of “net gain (loss) on sale of securities” on the statements of income.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of July 31, 2019.

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

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”

ASU No. 2016-01 is a wide-ranging standard with several elements that will impact most financial institutions. The standard introduces new guidance that applies to most equity investments. Under the standard, equity securities can no longer be classified as available-for-sale securities. Instead, market value fluctuations on equity securities will have to be recognized directly through net income. An entity may elect to value equity investments without a readily determinable fair value at its cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, with any changes recognized through net income. The standard also eliminates certain disclosure requirements related to financial instruments. Non-PBEs will no longer have to disclose the fair value of financial instruments measured at amortized cost in the financial statements. PBEs will still need to make this disclosure but will no longer be required to disclose the methods and significant assumptions used to determine the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for non-PBEs for years beginning after Dec.15, 2018, and was effective for PBEs with fiscal years beginning after December 15, 2017.  ASU2016-01 will require the Company to adjust its reported value of Bankers' Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company's financial statements in future reporting periods:

ASU No. 2016-13, “Credit Losses (Topic 326).”

ASU No. 2019-04, "Codification Improvements to Topic 326."

ASU No. 2019-05, "Financial Instruments-Credit Losses."

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

Note 3 Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share data).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$388	$353	$637	$476
Basic potential common shares
Weighted average shares outstanding	6,644,529	6,612,500	6,668,358	6,612,500
Weighted average unallocated Employee Stock Ownership Plan Shares	(238,947)	(250,863)	(240,558)	(252,483)
Basic weighted average shares outstanding	6,405,582	6,361,637	6,427,800	6,360,017
Dilutive potential common shares	-	-	-	-
Dilutive weighted average shares outstanding	6,405,582	6,361,637	6,427,800	6,360,017
Basic earnings per share	$0.06	$0.06	$0.10	$0.07
Diluted earnings per share	$0.06	$0.06	$0.10	$0.07

Note 4 Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Obligations of the US government and US government sponsored agencies	$1,102	$22	$-	$1,124
Obligations of states and political subdivisions	7,612	46	(20)	7,638
Mortgage-backed securities	30,863	360	(113)	31,110
Certificates of deposit	1,500	1	(3)	1,498
Corporate debt securities	2,079	29	-	2,108
Total available for sale securities	$43,156	$458	$(136)	$43,478

December 31, 2018
Obligations of the US government and US government sponsored agencies	$1,299	$8	$-	$1,307
Obligations of states and political subdivisions	8,381	17	(103)	8,295
Mortgage-backed securities	29,164	24	(652)	28,536
Certificates of deposit	1,500	1	(55)	1,446
Corporate debt securities	4,220	2	(55)	4,167
Total available for sale securities	$44,564	$52	$(865)	$43,751

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

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Obligations of the US government and US government sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	2,084	(20)	2,084	(20)
Mortgage-backed securities	9	-	6,898	(113)	6,907	(113)
Certificates of deposit	-	-	1,247	(3)	1,247	(3)
Corporate debt securities	-	-	-	-	-	-
Total	$9	$-	$10,229	$(136)	$10,238	$(136)
December 31, 2018
Obligations of the US government and US government sponsored agencies	$175	$-	$113	$-	$288	$-
Obligations of states and political subdivisions	-	-	6,142	(103)	6,142	(103)
Mortgage-backed securities	1,171	(24)	24,725	(628)	25,896	(652)
Certificates of deposit	-	-	1,195	(55)	1,195	(55)
Corporate debt securities	384	(2)	3,128	(53)	3,512	(55)
Total	$1,730	$(26)	$35,303	$(839)	$37,033	$(865)

At June 30, 2019, the investment portfolio included 27 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and one security available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2018, the investment portfolio included 79 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 6 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not intend to sell them prior to maturity; therefore the Company expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

The Company regularly assesses the securities portfolio for other-than-temporary impairment (OTTI). The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that the Company will have to sell securities prior to expected recovery. The Company did not have any impairment losses recognized in earnings for the six months ended June 30, 2019 and June 30, 2018.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$641	$648
Due after one year through 5 years	4,053	4,079
Due after 5 years through 10 years	3,578	3,610
Due after 10 years	4,021	4,031

Subtotal	$12,293	$12,368
Mortgage-backed securities	30,863	31,110

Total	$43,156	$43,478

Proceeds from sales of available for sale securities during the three months ended June 30, 2019 and June 30, 2018 were $2,704 and $3,002, respectively. Proceeds from sales of available for sale securities during the six months ended June 30, 2019 and June 30, 2018 were $4,837 and $6,437, respectively. Gross realized gains during the three months ended June 30, 2019 and June 30, 2018 on these sales amounted to $22 and $1, respectively, while gross realized losses on these sales were $17 and $0 during the same periods. Gross realized gains during the six months ended June 30, 2019 and June 30, 2018 on these sales amounted to $22 and $24, respectively. Gross realized losses on these sales were $25 and $15, during the six months ended June 30, 2019 and June 30, 2018, respectively.

Available for sale securities with a fair value of $1,001 and $960 were pledged securities at June 30, 2019 and December 31, 2018, respectively.

Note 5 Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2019	2018
Commercial
Development	$12,886	$7,801
Real estate	70,993	69,425
Commercial and industrial	12,526	13,142
Residential real estate and consumer
1-4 family owner-occupied	33,629	41,018
1-4 family investor-owned	31,339	32,312
Multifamily	31,148	34,467
Consumer	2,884	2,733
Subtotal	$195,405	$200,898
Deferred loan fees	(152)	(86)
Allowance for loan losses	(2,252)	(2,118)
Net loans	$193,001	$198,694

Analysis of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at March 31, 2019	$984	$1,204	$2,188
Provision for loan losses	69	16	85
Loans charged off	-	(21)	(21)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2019	$1,053	$1,199	$2,252

Balance at March 31, 2018	$738	$1,071	$1,809
Provision for loan losses	92	97	189
Loans charged off	(24)	(66)	(90)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2018	$806	$1,102	$1,908

Six Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	113	42	155
Loans charged off	-	(21)	(21)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2019	$1,053	$1,199	$2,252

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	170	134	304
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	-	-	-
Balance at June 30, 2018	$806	$1,102	$1,908

Allowance for loan losses at June 30, 2019:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	1,053	1,199	2,252
Total allowance for loan losses	$1,053	$1,199	$2,252

Allowance for loan losses at December 31, 2018:
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	940	1,178	2,118
Total allowance for loan losses	$940	$1,178	$2,118

June 30, 2019	Commercial	Residential real estate and consumer
Loans:
Individually evaluated for impairment	$78	$1,861	$1,939
Collectively evaluated for impairment	96,327	97,139	193,466
Total loans	$96,405	$99,000	$195,405

December 31, 2018
Loans:
Individually evaluated for impairment	$87	$1,469	$1,556
Collectively evaluated for impairment	90,281	109,061	199,342
Total loans	$90,368	$110,530	$200,898

Analysis for loans evaluated for impairment as of June 30, 2019 and December 31, 2018, follows:

As of June 30, 2019	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$81	$78	$-	$82	$2
Residential real estate and consumer
1-4 family owner-occupied	1,136	1,109	-	1,114	17
1-4 family investor-owned	669	653	-	657	-
Consumer	108	99	-	103	-

Total impaired loans	$1,994	$1,939	$-	$1,956	$19

As of December 31, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$89	$87	$-	$93	$5
Residential real estate and consumer
1-4 family owner-occupied	1,142	1,120	-	1,137	26
1-4 family investor-owned	248	241	-	246	-
Consumer	114	108	-	114	-

Total impaired loans	$1,593	$1,556	$-	$1,590	$31

As of June 30, 2019 and December 31, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2019 and December 31, 2018, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2019
Development	$12,886	$-	$-	$-	$12,886
Real estate	70,993	-	-	-	70,993
Commercial and industrial	9,886	2,623	17	-	12,526
1-4 family investor-owned	29,616	912	811	-	31,339
Multifamily	31,148	-	-	-	31,148
Totals	$154,529	$3,535	$828	$-	$158,892
December 31, 2018
Development	$7,801	$-	$-	$-	$7,801
Real estate	69,425	-	-	-	69,425
Commercial and industrial	13,122	-	20	-	13,142
1-4 family investor-owned	30,558	1,353	401	-	32,312
Multifamily	34,467	-	-	-	34,467
Totals	$155,373	$1,353	$421	$-	$157,147

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2019 and December 31, 2018, follows:

	Performing	Non-performing	Totals
June 30, 2019
1-4 family owner-occupied	$32,967	$662	$33,629
Consumer	2,794	90	2,884
	$35,761	$752	$36,513
December 31, 2018
1-4 family owner-occupied	$39,919	$1,099	$41,018
Consumer	2,625	108	2,733
	$42,544	$1,207	$43,751

Loan aging information as of June 30, 2019, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
June 30, 2019	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$12,886	$-	$-	$12,886	$-
Real estate	70,993	-	-	70,993	-
Commercial and industrial	12,526	-	-	12,526	17
Residential real estate and consumer
1-4 family owner-occupied	32,880	749	-	33,629	357
1-4 family investor-owned	31,339	-	-	31,339	653
Multifamily	31,148	-	-	31,148	-
Consumer	2,826	58	-	2,884	90
Total	$194,598	$807	$-	$195,405	$1,117

Loan aging information as of December 31, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$7,801	$-	$-	$7,801	$-
Real estate	69,425	-	-	69,425	-
Commercial and industrial	13,076	66	-	13,142	20
Residential real estate and consumer
1-4 family owner-occupied	41,013	5	-	41,018	365
1-4 family investor-owned	32,069	243	-	32,312	241
Multifamily	34,467	-	-	34,467	-
Consumer	2,733	-	-	2,733	94
Total	$200,584	$314	$-	$200,898	$720

There were no loans past due ninety days or more and still accruing interest as of June 30, 2019 and December 31, 2018.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of June 30, 2019, there was a 1-4 family owner-occupied property totaling $83 and a 1-4 family investor –owned property totaling $421 that were new troubled debt restructurings. $0 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended June 30, 2019. During the year ended and as of December 31, 2018, there were two 1-4 family owner-occupied properties totaling $302, a 1-4 family investor-owned property totaling $250, and a consumer loan totaling $20 that were new troubled debt restructurings. $0 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2018.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 Deposits

The composition of deposits are as follows:

	June 30,	December 31,
	2019	2018

Non-interest bearing checking	$20,658	$22,763
Interest bearing checking	8,467	5,424
Money market	40,803	41,910
Statement savings accounts	13,129	13,773
Health savings accounts	10,914	11,197
Certificates of deposit	83,582	88,138

Total	$177,553	$183,205

Certificates of deposit that meet or exceed the FDIC insurance limit two hundred fifty thousand dollars totaled $28,013 and $30,590 as of June 30, 2019 and December 31, 2018, respectively.

The scheduled maturities of certificates of deposit are as follows as of June 30, 2019:

2019	$43,338
2020	25,108
2021	10,522
2022	2,258
2023	1,981
2024	375

Total	$83,582

Note 7 FHLB Advances

FHLB advances consist of the following:

	June 30, 2019				December 31, 2018
	Rates			Amount	Rates			Amount
Fixed rate, fixed term advances	1.42%	-	2.70%	$9,750	1.42%	-	2.70%	$11,750
Fixed term advances with floating spread	1.73%	-	2.06%	6,000	1.54%	-	2.05%	6,000
				$15,750				$17,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of June 30, 2019:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

2019	2.36%	$3,750	1.73%	$2,000	$5,750
2020	2.34%	6,000	1.88%	2,000	8,000
2021	0.00%	-	2.06%	2,000	2,000

Total	2.35%	$9,750	1.89%	$6,000	$15,750

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $156,985 and $158,923 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at June 30, 2019 and December 31, 2018, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $609 and $739 of FHLB stock owned by the Company at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company’s available and unused portion of this borrowing agreement was $0 and $889, respectively. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of June 30, 2019 or December 31, 2018. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the six month periods ended June 30, 2019 and 2018, 6,480 shares were committed to be released. During the period ended June 30, 2019, the average fair value per share of stock was $10.57 resulting in total ESOP compensation expense of $69 for the six months ended June 30, 2019. During the period ended June 30, 2018, the average fair value per share of stock was $10.95 resulting in total ESOP compensation expense of $71 for the six months ended June 30, 2018. The ESOP shares as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Shares allocated to active partipicants	15,907	2,947
Shares committed to be released and allocated to participants	6,480	12,960
Total unallocated shares	236,823	243,303
Total ESOP shares	259,210	259,210

Fair value of unallocated shares (based on $10.45 and $10.03 share price at June 30, 2019 and December 31, 2018, respectively)	$2,475	$2,440

Note 9 Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

Six Months Ended June 30, 2019
Total cost of stock grant plan during the year	$93
Total cost of stock option plan during the year	66
Total cost of share-based payment plans during the year	$159

Amount of related income tax benefit recognized in income	$44

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 129,605 restricted stock awards and up to 324,012 stock options. As of June 30, 2019, there were 35,363 restricted stock awards and 101,923 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five-year period, 20% per year beginning one year from the issuance date.

The following table summarizes stock options activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	192,089	$10.81
Granted	30,000	10.64
Exercised	-	-
Expired or canceled	-	-
Forfeited	-	-
Options outstanding as of June 30, 2019	222,089	$10.79	9.51	$-
Options exercisable as of June 30, 2019	-	$-	-	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Since the Company does not have sufficient historical fair value estimates of its stock, the Company calculates expected volatility using the historical volatility of the Dow Jones U.S. Financial Services Index. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the six months ended June 30, 2019:

For the Six Months Ended June 30,
2019
Risk-free interest rate	2.30%
Expected volatility	18.38%
Expected dividend yield	0%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.90

The total intrinsic value of options exercised during the six months ended June 30, 2019 was $0.

The following is a summary of changes in restricted shares for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares outstanding as of December 31, 2018	84,242	$10.82
Granted	10,000	10.64
Exercised	-	-
Forfeited	-	-
Shares outstanding as of June 30, 2019	94,242	$10.80

The total intrinsic value of restricted shares that vested during the six months ended June 30, 2019 was $0.

As of June 30, 2019, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At June 30, 2019, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.72 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2018 and as of June 30, 2019, that the Bank meets all applicable capital adequacy requirements.

As of June 30, 2019, and December 31, 2018, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2019 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$49,268	24.5%	$	> 9,055	> 4.5%	$	> 13,079	> 6.5%
Tier 1 capital (to risk‑weighted assets)	49,268	24.5		> 12,073	> 6.0		> 16,097	> 8.0
Total capital (to risk‑weighted assets)	51,520	25.6		> 16,097	> 8.0		> 20,122	> 10.0
Tier 1 capital (to average assets)	49,268	19.0		> 10,346	> 4.0		> 12,932	> 5.0

December 31, 2018
Common Equity Tier 1 capital (to risk‑weighted assets)	$48,502	23.7%	$	> 9,209	> 4.5%	$	> 13,302	> 6.5%
Tier 1 capital (to risk‑weighted assets)	48,502	23.7		> 12,279	> 6.0		> 16,372	> 8.0
Total capital (to risk‑weighted assets)	50,620	24.7		> 16,372	> 8.0		> 20,465	> 10.0
Tier 1 capital (to average assets)	48,502	18.4		> 10,542	> 4.0		> 13,178	> 5.0

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019
Assets - Available for sale securities	43,478	-	43,478	-

December 31, 2018
Assets - Available for sale securities	43,751	-	43,751	-

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2019
Assets:
Loans	$-	$-	$-	$-
Foreclosed assets	84	-	-	84

As of December 31, 2018
Assets :
Loans	$-	$-	$-	$-
Foreclosed assets	69	-	-	69

 The carrying value and estimated fair value of financial instruments at June 30, 2019 and December 31, 2018 follow:

	June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,397	$5,397	$-	$-
Available for sale securities	43,478	-	43,478	-
Loans held for sale	1,951	-	1,951	-
Loans	193,001	-	-	194,770
Accrued interest receivable	777	777	-	-
Cash value of life insurance	7,105	-	-	7,105
FHLB stock	609	-	-	609

Financial liabilities:
Deposits	177,553	93,971	-	83,719
Advance payments by borrowers for taxes and insurance	771	771	-	-
FHLB advances	15,750	-	-	15,685
Accrued interest payable	620	620	-	-

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$-	$-
Available for sale securities	43,751	-	43,751	-
Loans held for sale	679	-	679	-
Loans	198,694	-	-	199,048
Accrued interest receivable	768	768	-	-
Cash value of life insurance	7,007	-	-	7,007
FHLB stock	739	-	-	739

Financial liabilities:
Deposits	183,205	95,067	-	87,531
Advance payments by borrowers for taxes and insurance	55	55	-	-
FHLB advances	17,750	-	-	17,505
Accrued interest payable	70	70	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

●

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans the Company have made and make;

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

●

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel the Company may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that the Company own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets decreased $4.4 million, or 1.7%, to $258.3 million at June 30, 2019 from $262.7 million at December 31, 2018. This decrease was primarily due to the decrease in net loans of $5.7 million offset by the increases in cash and cash equivalents of $909,000 and loans held for sale of $1.3 million.

Cash and cash equivalents. Cash and due from banks increased $2.6 million, or 149.2%, to $4.4 million at June 30, 2019 from $1.7 million at December 31, 2018. Fed funds sold decreased $1.7 million, or 61.9%, to $1.0 million at June 30, 2019 from $2.7 million at December 31, 2018. The change in change in cash and cash equivalents is due to normal fluctuations.

Net Loans.  Net loans decreased $5.7 million, or 2.9%, to $193.0 million at June 30, 2019 from $198.7 million at December 31, 2018. The decrease resulted primarily from decreases in 1-4 family owner-occupied loans of $7.4 million, or 18.0%, and multifamily loans of $3.3 million, or 9.6%, offset by increases in commercial development loans of $5.1 million, or 65.2%, and commercial real estate loans of $1.6 million, or 2.3%.

During the six months ended June 30, 2019, the Company sold $6.5 million of one- to four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities decreased $273,000, or 0.6%, to $43.5 million at June 30, 2019 from $43.8 million at December 31, 2018. This was a result of purchases of $5.9 million and a change in unrealized gain (loss) of $1.1 million offset by sales of $4.8 million and maturities, normal paydowns and amortization of $2.3 million.

FHLB stock. FHLB stock decreased $130,000, or 17.6%, to $609,000 at June 30, 2019 from $739,000 at December 31, 2018.

Deposits.  Deposits decreased $5.6 million, or 3.1%, to $177.6 million at June 30, 2019 from $183.2 million at December 31, 2018. Noninterest-bearing checking accounts decreased $2.1 million, or 9.2%, to $20.7 million as of June 30, 2019 compared to $22.8 million as of December 31, 2018. Interest-bearing checking accounts increased $3.0 million, or 56.1%, to $8.5 million at June 30, 2019 from $5.4 million at December 31, 2018. Additionally, money market accounts decreased $1.1 million to $40.8 million at June 30, 2019, compared to $41.9 million at December 31, 2018, and savings accounts decreased $644,000 to $13.1 million at June 30, 2019, compared to $13.8 million at December 31, 2018. Certificates of deposit decreased $4.6 million, or 5.2% to $83.6 million as of June 30, 2019 from $88.1 million as of December 31, 2018. Health savings accounts decreased $283,000 to $10.9 million at June 30, 2019 from $11.2 million as of December 31, 2018.

Borrowings. Borrowings, consisting entirely of FHLB advances, decreased $2.0 million, or 11.3%, to $15.8 million at June 30, 2019 from $17.8 million December 31, 2018. The aggregate cost of outstanding FHLB advances was 2.16% at June 30, 2019, compared to the cost of deposits of 1.51% at that date.

Other liabilities. Other liabilities increased $1.2 million, or 90.5%, to $2.4 million at June 30, 2019 from $1.3 million at December 31, 2018.

Total Equity.  Total equity increased $822,000, or 1.4%, to $61.2 million at June 30, 2019 from $60.4 million at December 31, 2018. The increase resulted from net income of $637,000 for the six months ended June 30, 2019 and the change in net unrealized gain (loss) in available for sale securities offset by the repurchases of common stock of $871,000.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. The Company practice early identification of non-accrual and problem loans in order to minimize the Company’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is generally discontinued when contractual payments have become 90 days past due or when management has serious doubts about further collectability of principal or interest. Cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A troubled debt restructuring typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	June 30, 2019 and Six Months Then Ended	December 31, 2018 and Twelve Months Then Ended	December 31, 2017 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	$1,117	$720	$1,243
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	$1,117	$720	$1,243
Foreclosed assets	84	69	619
Total nonperforming assets ("NPAs")	$1,201	$789	$1,862
Troubled Debt Restructurings ("TDRs")	1,400	1,201	1,630
Nonaccrual TDRs	1,100	700	969
Average outstanding loan balance	200,246	189,233	170,577
Loans, end of period	195,405	200,898	179,229
ALLL, at beginning of period	2,118	1,800	1,478
Loans charged off:
Commercial	-	(24)	-
Residential real estate and consumer	(21)	(172)	(133)
Total loans charged off	$(21)	$(196)	$(133)
Recoveries of loans previously charged off:
Residential real estate and consumer	-	1	36
Total recoveries of loans previous charged off	-	1	36
Net loans charged off ("NCOs'")	$(21)	$(195)	$(97)
Additions to ALLL via provision for loan losses charged to operations	155	513	419
ALLL, at end of period	$2,252	$2,118	$1,800
Ratios:
ALLL to NCOs (annualized)	5440.34%	1086.15%	1855.67%
NCOs (annualized) to average loans	0.02%	0.10%	0.06%
ALLL to total loans	1.15%	1.05%	1.00%
NPL to total loans	0.57%	0.36%	0.69%
NPAs to total assets	0.46%	0.30%	0.73%
Total Assets	$258,324	$262,726	$256,481

Loans 30 to 89 days past due increased $493,000 during the six month period ended June 30, 2019 to $807,000 compared to $314,000 at December 31, 2018. The Company believes the credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. The Company believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $1.1 million at June 30, 2019, which included $1.1 million of non-accrual troubled debt restructured loans, reflected an increase of $397,000 from the non-performing loans balance of $720,000 at December 31, 2018.

Our non-performing assets were $1.2 million at June 30, 2019, or 0.46% of total assets, compared to $789,000, or 0.30% of total assets, at December 31, 2018.

Foreclosed assets were $84,000 at June 30, 2019 compared to $69,000 at December 31, 2018. The Company strives to aggressively liquidate foreclosed assets as part of our overall credit risk management strategy.

Net charge offs for the six month period ended June 30, 2019 were $21,000 compared to $196,000 for the six month period ended June 30, 2018. The ratio of annualized net charge-offs to average loans receivable was 0.02% for the six month period ended June 30, 2019, compared to 0.10% for the twelve months ended December 31, 2018. Net charge-offs decreased during the current year to date period primarily as a result of selling nonperforming assets during 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

General.  The Company had net income of $388,000 for the three months ended June 30, 2019, compared to net income of $353,000 for the three months ended June 30, 2018, an increase of $35,000, or 9.9%. The increase in net income was the net effect of an increase in noninterest income of $110,000, or 68.3%, a decrease in the provision of loan losses of $104,000, or 55.0%, and a decrease in noninterest expenses of $19,000, or 1.1%, partially offset by a decrease in net interest income of $156,000, or 7.0%.

Interest and dividend income. Interest and dividend income increased $110,000, or 4.1%, to $2.8 million for the three months ended June 30, 2019 from $2.7 million for the three months ended June 30, 2018. The increase was primarily attributable to a $171,000 increase in interest on loans resulting from an increase of $13.6 million in the average balance of loans quarter to quarter. Excluding second quarter 2018 one-time adjustments of $136,000 in nonaccrual interest recognized from the payoff of nonperforming loans, the yield on loans increased by 29 basis points. This was partially offset by a $67,000 decrease in interest on available for sale securities, a result of the decrease in the average balance of available for sale securities of $14.0 million quarter to quarter while the yield increased by 17 basis points quarter to quarter.

 Interest Expense. Interest expense increased $266,000, or 58.1%, to $724,000 for the three months ended June 30, 2019, from $458,000 for the three months ended June 30, 2018. Interest expense on interest-bearing deposits increased $291,000 quarter to quarter. The average cost of our interest-bearing deposits increased 68 basis points to 1.57% from 0.89%, and the average balance of interest-bearing deposits increased by $7.2 million, or 4.7%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $25,000, or 21.6%, to $91,000 during the three months ended June 30, 2019 from $116,000 during the three months ended June 30, 2018, as the average balance of borrowings decreased $8.7 million to $16.5 million for the three months ended June 30, 2019 from $25.2 million for the three months ended June 30, 2018. Additionally, the cost of those borrowings increased 37 basis points to 2.21% for the three months ended June 30, 2019 from 1.84% for the three months ended June 30, 2018.

Net Interest Income.  Net interest income decreased $156,000, or 7.0%, to $2.1 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018. Average net interest-earning assets increased $1.3 million to $68.3 million for the 2019 quarter from $67.0 million for the 2018 quarter. The increase was due primarily to the decrease in borrowings to offset the outflow in interest-bearing deposit accounts. Our net interest rate spread decreased to 2.93% for the three months ended June 30, 2019 from 3.36% for the three months ended June 30, 2018, while our net interest margin decreased to 3.38% for the 2019 quarter from 3.63% for the 2018 quarter.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $85,000 for the three months ended June 30, 2019, compared to a $189,000 provision for the three months ended June 30, 2018, a decrease of $104,000, or 55.0%. The decrease in the provision for loan losses in the 2019 quarter compared to the 2018 quarter was a result of charge-offs in the prior year quarter. The allowance for loan losses was $2.3 million, or 1.15% of total loans, at June 30, 2019, compared to $1.9 million, or 0.95% of total loans, at June 30, 2018. Classified (substandard, doubtful and loss) commercial loans increased to $828,000 at June 30, 2019 from $250,000 at June 30, 2018. Total nonperforming loans increased to $1.1 million at June 30, 2019 from $968,000 at June 30, 2018. Net charge-offs for the three months ended June 30, 2019 were $21,000, compared to $90,000 for the three months ended June 30, 2018. At June 30, 2019, all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $110,000, or 68.3%, to $271,000 for the three months ended June 30, 2019 from $161,000 for the three months ended June 30, 2018. The increase resulted primarily from the increase in service charges and fees of $13,000 and an increase in net gain on sale of securities of $91,000.

Noninterest Expense.  Noninterest expense decreased $19,000, or 1.1%, to $1.8 million for the three months ended June 30, 2019 from $1.8 million for the three months ended June 30, 2018. The decrease was due to a decrease in salaries and employee benefits expense, due to staffing efficiencies and vacancies, of $108,000 and other noninterest expense of $25,000, which primarily is a reduction in marketing and business development. The decrease in noninterest expense was partially offset by increases in professional fees of $47,000, net foreclosed assets of $10,000, occupancy and equipment of $16,000, data processing of $11,000, and technology of $30,000.

Income Tax Expense.  The Company recorded an income tax expense of $126,000 for the three months ended June 30, 2019 compared to an income tax expense of $84,000 for the three months ended June 30, 2018, an increase of $42,000, or 50.0%. The increase was due to an increase of $77,000 in income before income taxes to $514,000 for the 2019 quarter compared to $437,000 for the 2018 quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018

General.  The Company had net income of $637,000 for the six months ended June 30, 2019, compared to net income of $476,000 for the six months ended June 30, 2018, an increase of $161,000, or 33.8%. The increase in net income was the net effect of an increase in noninterest income of $74,000, or 22.0%, a decrease in the provision of loan losses of $149,000, or 49.0%, and an decrease in noninterest expenses of $44,000, or 1.2%, offset by a decrease in net interest income of $41,000, or 1.0%.

Interest and dividend income. Interest and dividend income increased $513,000, or 10.2%, to $5.6 million for the six months ended June 30, 2019 from $5.0 million for the six months ended June 30, 2018. The increase was primarily attributable to a $651,000 increase in interest on loans resulting from an increase of $19.9 million in the average balance of loans quarter to quarter with an 18 basis point increase in yield period to period. Excluding second quarter 2018 one-time adjustments of $136,000 in nonaccrual interest recognized from the payoff of nonperforming loans, the yield on loans increased by 33 basis points. This was partially offset by a $153,000 decrease in interest on available for sale securities, a result of the decrease in the average balance of available for sale securities of $14.9 million quarter to quarter while the yield increased by 13 basis points quarter to quarter.

 Interest Expense. Interest expense increased $554,000, or 64.6%, to $1.4 million for the six months ended June 30, 2019, from $857,000 for the six months ended June 30, 2018. Interest expense on interest-bearing deposits increased $544,000 period to periods. The average cost of our interest-bearing deposits increased 63 basis points to 1.51% from 0.88%, and the average balance of interest-bearing deposits increased $6.5 million, or 4.1%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, increased $10,000, or 5.9%, to $179,000 during the six months ended June 30, 2019 from $169,000 during the six months ended June 30, 2018, as the average balance of borrowings decreased $3.3 million to $16.5 million for the six months ended June 30, 2019 from $19.9 million for the six months ended June 30, 2018. Additionally, the cost of those borrowings increased 46 basis points to 2.16% for the six months ended June 30, 2019 from 1.70% for the six months ended June 30, 2018.

Net Interest Income.  Net interest income decreased $41,000, or 1.0%, to $4.1 million for the six months ended June 30, 2019 from $4.2 million for the six months ended June 30, 2018. Average net interest-earning assets increased $1.0 million to $67.3 million for the 2019 period from $66.3 million for the 2018 period. The increase was due primarily to the increase in loans and the decrease in borrowings offset by an increase in noninterest-bearing deposit accounts and a decrease in available for sale securities. Our net interest rate spread decreased to 2.93% for the six months ended June 30, 2019 from 3.18% for the six months ended June 30, 2018, while our net interest margin decreased to 3.35% for the 2019 quarter from 3.45% for the 2018 quarter.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $155,000 for the six months ended June 30, 2019, compared to a $304,000 provision for the six months ended June 30, 2018, a decrease of $149,000, or 49.0%. The decrease in the provision for loan losses in the 2019 period compared to the 2018 period was a result of charge-offs in the prior year period. The allowance for loan losses was $2.3 million, or 1.15% of total loans, at June 30, 2019, compared to $1.9 million, or 0.95% of total loans, at June 30, 2018. Classified (substandard, doubtful and loss) commercial loans increased to $828,000 at June 30, 2019 from $250,000 at June 30, 2018. Total nonperforming loans increased to $1.1 million at June 30, 2019 from $968,000 at June 30, 2018. Net charge-offs for the six months ended June 30, 2019 were $21,000, compared to $196,000 for the prior year period. At June 30, 2019, all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $74,000, or 22.0%, to $411,000 for the six months ended June 30, 2019 from $337,000 for the six months ended June 30, 2018. The increase resulted primarily from the increase in net gain on sale of loans of $93,000 offset by a decrease in service charges and fees of $12,000 and a decrease in net gain on sale of securities of $12,000.

Noninterest Expense.  Noninterest expense decreased $44,000, or 1.2%, to $3.6 million for the six months ended June 30, 2019 from $3.6 million for the six months ended June 30, 2018. The decrease was due to a decrease in salaries and employee benefits of $68,000, due to staffing efficiencies and vacancies, as well as foreclosed assets expense of $35,000 and other noninterest expense of $94,000, which primarily is a reduction in marketing, business development, FDIC insurance, and supervisory expenses. The decrease in noninterest expense was partially offset by increases in professional fees of $41,000, data processing of $34,000, and technology of $53,000.

Income Tax Expense.  The Company recorded an income tax expense of $202,000 for the six months ended June 30, 2019 compared to an income tax expense of $137,000 for the six months ended June 30, 2018, an increase of $65,000, or 47.4%. The increase was due to an increase of $226,000 in income before income taxes to $839,000 for the 2019 period compared to $613,000 for the 2018 period.

Analysis of Net Interest Income

Net interest income represents the difference between the income the Company earns on interest-earning assets and the interest expense the Company pays on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Average balances are derived from daily average balances for all periods presented in the table. Non-accrual loans were included in the computation of average balances but have been reflected in the tables as loans carrying a zero yield. No tax-equivalent yield adjustments were made, as the effect thereof was not material. The yields set forth below include the effect of loans fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$199,235	$2,497	5.01%	$185,665	$2,326	5.01%
Available for sale securities	43,501	286	2.63%	57,490	353	2.46%
Interest-bearing deposits	2,486	13	2.09%	2,071	3	0.58%
FHLB stock	638	8	5.02%	841	12	5.71%
Total interest-earning assets	245,860	2,804	4.56%	246,067	2,694	4.38%
Noninterest-earning assets	15,891			15,901
Allowance for loan losses	(2,219)			(1,855)
Total assets	$259,532			$260,113

Interest-bearing liabilities:
Demand accounts	$8,662	26	1.20%	$4,817	4	0.33%
Money market accounts	40,373	132	1.31%	52,327	103	0.79%
Savings accounts	13,755	4	0.12%	15,196	7	0.18%
Health savings accounts	11,199	8	0.29%	11,642	6	0.21%
Certificates of deposit	87,112	463	2.13%	69,890	222	1.27%
Total interest-bearing deposits	161,101	633	1.57%	153,872	342	0.89%
Borrowings	16,492	91	2.21%	25,197	116	1.84%
Total interest-bearing liabilities	177,593	724	1.63%	179,069	458	1.02%
Noninterest-bearing deposits	18,790			20,783
Other non-interest bearing liabilities	2,188			1,123
Total liabilities	198,571			200,975
Equity	60,961			59,138
Total liabilities and equity	$259,532			$260,113

Net interest income		2,080			2,236
Net interest rate spread			2.93%			3.36%
Net interest-earning assets	68,267			66,998
Net interest margin			3.38%			3.63%
Average of interest-earning assets to interest-bearing liabilities	138%			137%

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$200,246	$4,945	4.94%	$180,390	$4,294	4.76%
Available for sale securities	43,579	563	2.58%	58,451	716	2.45%
Interest-bearing deposits	2,540	29	2.28%	3,293	15	0.91%
FHLB stock	642	17	5.30%	700	16	4.57%
Total interest-earning assets	247,007	5,554	4.50%	242,834	5,041	4.15%
Noninterest-earning assets	16,683			16,414
Allowance for loan losses	(2,182)			(1,835)
Total assets	$260,885			$257,413

Interest-bearing liabilities:
Demand accounts	$9,168	57	1.24%	$4,502	7	0.31%
Money market accounts	40,785	243	1.19%	52,764	185	0.70%
Savings accounts	14,245	9	0.13%	15,329	15	0.20%
Health savings accounts	11,284	17	0.30%	11,596	13	0.22%
Certificates of deposit	87,689	906	2.07%	72,493	468	1.29%
Total interest-bearing deposits	163,171	1,232	1.51%	156,684	688	0.88%
Borrowings	16,544	179	2.16%	19,862	169	1.70%
Total interest-bearing liabilities	179,715	1,411	1.57%	176,546	857	0.97%
Noninterest-bearing deposits	18,256			20,538
Other non-interest bearing liabilities	1,406			1,199
Total liabilities	200,050			198,283
Equity	60,835			59,130
Total liabilities and equity	$260,885			$257,413

Net interest income		4,143			4,184
Net interest rate spread			2.93%			3.18%
Net interest-earning assets	67,292			66,288
Net interest margin			3.35%			3.45%
Average of interest-earning assets to interest-bearing liabilities	137%			138%

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

For Three Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$170	$1	$171
Available for sale securities	(86)	19	(67)
Interest-bearing deposits	1	9	10
FHLB Stock	(3)	(1)	(4)
Total interest-earning assets	$82	$28	$110

Interest-bearing liabilities:
Demand accounts	$3	$19	$22
Money market accounts	(24)	53	29
Savings accounts	(1)	(2)	(3)
Health savings accounts	-	2	2
Certificates of deposit	55	186	241
Total deposits	$33	$258	$291

Borrowings	(40)	15	(25)

Total interest-bearing liabilities	(7)	273	266

Change in net interest income	$89	$(245)	$(156)

For Six Months Ended June 30,
	2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$473	$178	$651
Available for sale securities	(182)	29	(153)
Interest-bearing deposits	(3)	17	14
FHLB Stock	(1)	2	1
Total interest-earning assets	$287	$226	$513

Interest-bearing liabilities:
Demand accounts	$7	$43	$50
Money market accounts	(42)	100	58
Savings accounts	(1)	(5)	(6)
Health savings accounts	-	4	4
Certificates of deposit	98	340	438
Total deposits	$62	$482	$544

Borrowings	(28)	38	10

Total interest-bearing liabilities	34	520	554

Change in net interest income	$253	$(294)	$(41)

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. The Company also has the ability to borrow from the FHLB-Chicago. At June 30, 2019, the Company had $15.8 million outstanding in advances from the FHLB-Chicago. At June 30, 2019, due to the FHLB-Chicago’s repurchase of its stock, the Company had no available capacity for additional FHLB-Chicago advances.

Additionally, at June 30, 2019 the Company had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which zero was drawn at June 30, 2019.

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

The Company is committed to maintaining a strong liquidity position. The Company monitors our liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet our current funding commitments. Based on our current strategy to change our mix of deposits to become less reliant on certificates of deposit, the Company anticipates that the Company will continue to allow a significant portion of higher-costing certificates of deposit to run off at maturity. The Company also anticipates continued use of FHLB-Chicago advances as well as continuing to utilize non-core funding sources, such as the Certificate of Depository Registry Service (CDARS), as needed, to fund future loan growth and our operations.

At June 30, 2019, the Company exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $49.3 million, or 19.0% of adjusted total assets, which is above the well-capitalized required level of $12.9 million, or 5.0%; and total risk-based capital of $51.5 million, or 25.6% of risk-weighted assets, which is above the well-capitalized required level of $20.1 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	Repurchase of Equity Securities.

On January 25, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to 334,837 shares of the Company’s common stock, representing approximately 5.00% of the Company’s then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of June 30, 2019, 82,055 shares had been purchased under the current plan.

The table below sets forth FFBW, Inc.’s common stock repurchases during the three months ended June 30, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2019	22,094	$10.79	22,094	283,304
May 1 - May 31, 2019	11,604	$10.37	11,604	271,700
June 1 - June 30, 2019	18,921	$10.22	18,921	252,779
Total	52,619		52,619

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

FFBW, INC.

Date: July 31, 2019	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: July 31, 2019	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer