Form 10-Q
period 2019-09-30
FFBW, Inc.
filed 2019-11-14
CIK 1709017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

6,566,478 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 14, 2019.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

FFBW, Inc.

Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets

Cash and due from banks	$4,185	$1,746
Fed funds sold	-	2,742
Cash and cash equivalents	4,185	4,488
Available for sale securities, stated at fair value	44,603	43,751
Loans held for sale	1,118	679
Loans, net of allowance for loan and lease losses of $2,262 and $2,118, respectively	193,307	198,694
Premises and equipment, net	4,818	5,057
Foreclosed assets	84	69
Other equity investments	730	739
Accrued interest receivable	766	768
Cash value of life insurance	7,155	7,007
Other assets	1,323	1,474

TOTAL ASSETS	$258,089	$262,726

Liabilities and Equity

Deposits	$178,698	$183,205
Advance payments by borrowers for taxes and insurance	1,125	55
FHLB advances	14,850	17,750
Accrued interest payable	840	70
Other liabilities	1,266	1,284
Total liabilities	$196,779	$202,364

Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018, respectively)	$-	$-

Common stock ($0.01 par value, 19,000,000 and 19,000,000 shares authorized, 6,706,742 and 6,696,742 shares issued, 6,566,748 and 6,696,742 shares outstanding as of September 30, 2019 and December 31, 2018, respectively)	67	67
Additional paid in capital	28,580	28,326
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (233,583 and 243,303 shares at September 30, 2019 and December 31, 2018, respectively)	(2,336)	(2,433)
Retained earnings	36,002	34,995
Accumulated other comprehensive income (loss), net of income taxes	458	(593)
Less treasury stock, 140,264 and 0 shares at cost, at September 30, 2019 and December 31, 2018, respectively	(1,461)	-
Total equity	$61,310	$60,362

TOTAL LIABILITIES AND EQUITY	$258,089	$262,726

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Income

Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$2,499	$2,397	$7,444	$6,691
Securities
Taxable	285	315	842	994
Tax-exempt	5	11	11	48
Other	23	17	69	48

Total interest and dividend income	2,812	2,740	8,366	7,781

Interest Expense:
Interest-bearing deposits	631	451	1,863	1,139
Borrowed funds	88	156	267	325

Total interest expense	719	607	2,130	1,464

Net interest income	2,093	2,133	6,236	6,317
Provision for loan losses	45	111	200	415

Net interest income after provision for loan losses	2,048	2,022	6,036	5,902

Noninterest income:
Service charges and other fees	63	44	162	155
Net gain on sale of loans	82	67	250	142
Net gain (loss) on sale of securities	-	11	(3)	20
Increase in cash surrender value of insurance	50	49	148	144
Other noninterest income	23	25	72	72

Total noninterest income	218	196	629	533

Noninterest expense:
Salaries and employee benefits	1,082	1,053	3,210	3,249
Occupancy and equipment	223	232	707	691
Data processing	172	167	516	477
Technology	74	55	231	159
Foreclosed assets, net	3	(1)	5	36
Professional fees	110	101	326	276
Other noninterest expense	111	151	340	474

Total noninterest expense	1,775	1,758	5,335	5,362

Income before income taxes	491	460	1,330	1,073
Provision for income taxes	121	111	323	248

Net income	$370	$349	$1,007	$825

Earnings per share
Basic	$0.06	$0.05	$0.16	$0.13
Diluted	$0.06	$0.05	$0.16	$0.13

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2019 and 2018, (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$370	$349	$1,007	$825
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	306	(233)	1,438	(1,189)
Reclassification adjustment for losses (gains) realized in net income	-	(11)	3	(20)
Other comprehensive income (loss) before tax effect	306	(244)	1,441	(1,209)
Tax effect of other comprehensive income (loss) items	(83)	66	(390)	296
Other comprehensive income (loss), net of tax	223	(178)	1,051	(913)
Comprehensive income (loss)	$593	$171	$2,058	$(88)

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Nine Months Ended September 30, 2019 and 2018, (Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$66	$28,296	$(2,563)	$33,937	$(247)	$-	$59,489
Net income	-	-	-	825	-	-	825
ESOP shares committed to be released (9,720 shares)	-	11	97	-	-	-	108
Other comprehensive loss				-	(913)		(913)
Balance at September 30, 2018	$66	$28,307	$(2,466)	$34,762	$(1,160)	$-	$59,509

Balance at December 31, 2018	$67	$28,326	$(2,433)	$34,995	$(593)	$-	60,362
Net income	-	-	-	1,007	-		1,007
ESOP shares committed to be released (9,720 shares)	-	5	97	-	-	-	102
Stock based compensation expense	-	249	-	-	-	-	249
Other comprehensive income	-	-	-	-	1,051	-	1,051
Repurchase of common stock	-	-	-	-	-	(1,461)	(1,461)
Balance at September 30, 2019	$67	$28,580	$(2,336)	$36,002	$458	$(1,461)	$61,310

The accompanying notes are an integral part of these financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,007	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	415
Depreciation	265	254
Net accretion of loan portfolio discount and deposit premium	(80)	(87)
Net amortization on securities available for sale	283	412
(Gain) loss on sales and impairments of foreclosed assets	(7)	17
(Gain) loss on sale of available for sale securities	3	(20)
Increase in cash surrender value of life insurance	(148)	(144)
ESOP compensation	102	108
Stock based compensation	249	-
Changes in operating assets and liabilities:
Accrued interest receivable	2	(105)
Loans held for sale	(439)	(91)
Other assets	(239)	81
Accrued interest payable	770	504
Other liabilities	(18)	(71)
Net cash provided by operating activities	$1,950	$2,098

Cash flows from investing activities:
Proceeds from sales of available for sale securities	$4,837	$7,625
Maturities, calls, paydowns on available for sale securities	4,027	5,496
Purchases of available for sale securities	(8,561)	(7,867)
Net (increase) decrease in loans	5,195	(26,855)
Purchases of premises and equipment	(26)	(75)
Proceeds from redemption of FHLB stock	215	-
Purchase of FHLB stock	-	(225)
Purchase of Bankers' Bank stock	(206)	-
Purchase of life insurance	-	(255)
Proceeds from sale of foreclosed assets	76	823
Net cash provided by (used in) investing activities	$5,557	$(21,333)

Cash flows from financing activities:
Net increase (decrease) in deposits	$(4,519)	$3,260
Net increase in advance payments by borrowers for taxes and insurance	1,070	1,143
Repayments of FHLB advances	(2,900)	-
Proceeds from FHLB advances	-	7,000
Repurchase of common stock	(1,461)	-
Net cash provided by (used in) financing activities	$(7,810)	$11,403
Net increase (decrease) in cash and cash equivalents	$(303)	$(7,832)
Cash and cash equivalents at beginning	4,488	11,813
Cash and cash equivalents at end	$4,185	$3,981

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,360	$960
Cash paid for income taxes	343	70
Loans transferred to foreclosed assets	84	221
Financed sales of foreclosed assets	-	21

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month periods ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Note 2 – Nature of Business and Summary of Significant Accounting Policies

Organization

On October 10, 2017, First Federal Bank of Wisconsin (the “Bank”) converted to a stock savings bank and was reorganized into the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, FFBW, Inc., (the “Company”) which sold 2,950,625 shares of common stock to the public at $10.00 per share, and contributed an additional 25,000 shares to FFBW Community Foundation, representing 45% of its outstanding shares of common stock.  This amount included shares purchased by the Bank’s employee stock ownership plan (“ESOP”), which purchased 3.92% of the Company’s outstanding common upon the completion of the reorganization and stock issuance.  FFBW, Inc. is organized as a corporation under the laws of the United States.  FFBW, MHC has been organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of FFBW, Inc.

The cost of the reorganization and the issuing of the common stock were deferred and deducted from the sales proceeds of the offering.  Reorganization costs of $1,394 were recognized.

At September 30, 2019, the significant assets of the Company were the capital stock of the Bank, and a loan to the First Federal Bank of Wisconsin Employee Stock Ownership Plan (“ESOP”). The liabilities of the Company were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View neighborhood.

On September 4, 2019, the Boards of Directors of FFBW, MHC (the "MHC"), the Company and the Bank adopted a Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, the MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Maryland corporation named FFBW, Inc. ("New FFBW'). As part of the conversion, the MHC's ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of New FFBW.  The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of the Company's common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares), adjusted to reflect assets held by the MHC. When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by New FFBW.

The Plan provides for the establishment, upon the completion of the conversion, of special "liquidation accounts" for the benefit of certain depositors of the Bank in an amount equal to the MHC's ownership interest in the stockholders' equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC's net assets (excluding its ownership of the Company).  Following the completion of the conversion, the Company and the Bank will not be permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $241 have been incurred related to the conversion as of September 30, 2019.

The Securities and Exchange Commission declared the New FFBW's Registration Statement effective November 12, 2019.

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

Other Equity Investments

Other Equity Investments consist of Federal Home Loan Bank (“FHLB”) stock and Bankers’ Bank stock. The Company's investment in the FHLB stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis. The Company is required to adjust its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of November 14, 2019.

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

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”

ASU No. 2016-01 is a wide-ranging standard with several elements that will impact most financial institutions. The standard introduces new guidance that applies to most equity investments. Under the standard, equity securities can no longer be classified as available-for-sale securities. Instead, market value fluctuations on equity securities will have to be recognized directly through net income. An entity may elect to value equity investments without a readily determinable fair value at its cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, with any changes recognized through net income. The standard also eliminates certain disclosure requirements related to financial instruments. Non-public business entities (“PBEs”) will no longer have to disclose the fair value of financial instruments measured at amortized cost in the financial statements. PBEs will still need to make this disclosure but will no longer be required to disclose the methods and significant assumptions used to determine the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for non-PBEs for years beginning after December 15, 2018, and was effective for PBEs with fiscal years beginning after December 15, 2017.  ASU 2016-01 will require the Company to adjust its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company's financial statements in future reporting periods:

ASU No. 2016-13, “Credit Losses (Topic 326).”

ASU No. 2019-04, “Codification Improvements to Topic 326.”

ASU No. 2019-05, “Financial Instruments-Credit Losses.”

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

ASU No. 2016-02, “Leases (Topic 842): Amendments to the Leases Analysis.”

ASU No. 2018-10, "Codification Improvements to Topic 842."

ASU No. 2018-11, "Targeted Improvements"

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

The new standard is effective for the Company on January 1, 2020, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2020 using the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 15, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$370	$349	$1,007	$825
Basic potential common shares
Weighted average shares outstanding	6,580,622	6,612,500	6,638,791	6,612,500
Weighted average unallocated Employee Stock Ownership Plan Shares	(235,720)	(247,623)	(238,928)	(250,863)
Basic weighted average shares outstanding	6,344,902	6,364,877	6,399,863	6,361,637
Dilutive potential common shares	3,821	-	3,821	-
Dilutive weighted average shares outstanding	6,348,723	6,364,877	6,403,684	6,361,637
Basic earnings per share	$0.06	$0.05	$0.16	$0.13
Diluted earnings per share	$0.06	$0.05	$0.16	$0.13

Note 4 Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Obligations of the US government and US government sponsored agencies	$1,023	$23	$-	$1,046
Obligations of states and political subdivisions	7,543	52	(8)	7,587
Mortgage-backed securities	31,830	588	(84)	32,334
Certificates of deposit	1,500	20	-	1,520
Corporate debt securities	2,079	37	-	2,116
Total available for sale securities	$43,975	$720	$(92)	$44,603

December 31, 2018
Obligations of the US government and US government sponsored agencies	$1,299	$8	$-	$1,307
Obligations of states and political subdivisions	8,381	17	(103)	8,295
Mortgage-backed securities	29,164	24	(652)	28,536
Certificates of deposit	1,500	1	(55)	1,446
Corporate debt securities	4,220	2	(55)	4,167
Total available for sale securities	$44,564	$52	$(865)	$43,751

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

The following table presents the portion of the Company's portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Obligations of the US government and US government sponsored agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	994	(4)	1,068	(4)	2,062	(8)
Mortgage-backed securities	2,855	(22)	5,307	(62)	8,162	(84)
Certificates of deposit	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-
Total	$3,849	$(26)	$6,375	$(66)	$10,224	$(92)
December 31, 2018
Obligations of the US government and US government sponsored agencies	$175	$-	$113	$-	$288	$-
Obligations of states and political subdivisions	-	-	6,142	(103)	6,142	(103)
Mortgage-backed securities	1,171	(24)	24,725	(628)	25,896	(652)
Certificates of deposit	-	-	1,195	(55)	1,195	(55)
Corporate debt securities	384	(2)	3,128	(53)	3,512	(55)
Total	$1,730	$(26)	$35,303	$(839)	$37,033	$(865)

At September 30, 2019, the investment portfolio included 15 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 8 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2018, the investment portfolio included 79 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 6 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not intend to sell them prior to maturity; therefore the Company expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

The Company regularly assesses the securities portfolio for other-than-temporary impairment (OTTI). The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that the Company will have to sell securities prior to expected recovery. The Company did not have any impairment losses recognized in earnings for the nine months ended September 30, 2019 and September 30, 2018.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$893	$902
Due after one year through 5 years	3,527	3,563
Due after 5 years through 10 years	4,227	4,284
Due after 10 years	3,498	3,520

Subtotal	$12,145	$12,269
Mortgage-backed securities	31,830	32,334

Total	$43,975	$44,603

Proceeds from sales of available for sale securities during the three months ended September 30, 2019 and September 30, 2018 were $0 and $1,188, respectively. Proceeds from sales of available for sale securities during the nine months ended September 30, 2019 and September 30, 2018 were $4,837 and $7,625, respectively. Gross realized gains during the three months ended September 30, 2019 and September 30, 2018 on these sales amounted to $0 and $11, respectively, while gross realized losses on these sales were $0 and $0 during the same periods. Gross realized gains during the nine months ended September 30, 2019 and September 30, 2018 on these sales amounted to $22 and $35, respectively. Gross realized losses on these sales were $25 and $15, during the nine months ended September 30, 2019 and September 30, 2018, respectively.

Available for sale securities with a fair value of $1,016 and $960 were pledged securities at September 30, 2019 and December 31, 2018, respectively.

Note 5 Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2019	2018
Commercial
Development	$17,602	$7,801
Real estate	71,181	69,425
Commercial and industrial	11,273	13,142
Residential real estate and consumer
1-4 family owner-occupied	30,834	41,018
1-4 family investor-owned	29,373	32,312
Multifamily	32,064	34,467
Consumer	3,435	2,733
Subtotal	$195,762	$200,898
Deferred loan fees	(193)	(86)
Allowance for loan losses	(2,262)	(2,118)
Net loans	$193,307	$198,694

Analysis of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 follows:

Three Months Ended	Commercial	Residential real estate and consumer	Total

Balance at June 30, 2019	$1,053	$1,199	$2,252
Provision for loan losses	44	1	45
Loans charged off	-	(36)	(36)
Recoveries of loans previously charged off	-	1	1
Balance at September, 2019	$1,097	$1,165	$2,262

Balance at June 30, 2018	$806	$1,102	$1,908
Provision for loan losses	47	64	111
Loans charged off	-	-	-
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2018	$853	$1,167	$2,020

Nine Months Ended	Commercial	Residential real estate and consumer	Total

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	157	43	200
Loans charged off	-	(57)	(57)
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2019	$1,097	$1,165	$2,262

Balance at December 31, 2017	$660	$1,140	$1,800
Provision for loan losses	217	198	415
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	-	1	1
Balance at September 30, 2018	$853	$1,167	$2,020

Allowance for loan losses at September 30, 2019:	Commercial	Residential real estate and consumer	Total
Individually evaluated for impairment	$-	$84	$84
Collectively evaluated for impairment	1,097	1,081	2,178
Total allowance for loan losses	$1,097	$1,165	$2,262

Allowance for loan losses at December 31, 2018:
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	940	1,178	2,118
Total allowance for loan losses	$940	$1,178	$2,118

September 30, 2019	Commercial	Residential real estate and consumer
Loans:
Individually evaluated for impairment	$816	$1,838	$2,654
Collectively evaluated for impairment	99,240	93,868	193,108
Total loans	$100,056	$95,706	$195,762

December 31, 2018
Loans:
Individually evaluated for impairment	$87	$1,469	$1,556
Collectively evaluated for impairment	90,281	109,061	199,342
Total loans	$90,368	$110,530	$200,898

Analysis for loans evaluated for impairment as of September 30, 2019 and December 31, 2018, follows:

As of September 30, 2019	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with related allowance for loan losses:
Residential real estate and consumer
1-4 family investor-owned	$419	$412	$84	$417	$-

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	819	816	-	825	11
Residential real estate and consumer
1-4 family owner-occupied	1,014	986	-	995	22
1-4 family investor-owned	402	346	-	353	-
Consumer	105	94	-	101	-
Total loans with no related allowance for loan losses	2,340	2,242	-	2,274	33

Total impaired loans	$2,759	$2,654	$84	$2,686	$33

As of December 31, 2018	Principal Balance	Recorded Investment	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$89	$87	$-	$93	$5
Residential real estate and consumer
1-4 family owner-occupied	1,142	1,120	-	1,137	26
1-4 family investor-owned	248	241	-	246	-
Consumer	114	108	-	114	-

Total impaired loans	$1,593	$1,556	$-	$1,590	$31

As of September 30, 2019 and December 31, 2018, no additional funds are committed to be advanced in connection with impaired loans.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2019 and December 31, 2018, follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2019
Development	$17,602	$-	$-	$-	$17,602
Real estate	70,653	528	-	-	71,181
Commercial and industrial	8,341	2,916	16	-	11,273
1-4 family investor-owned	28,615	-	758	-	29,373
Multifamily	32,064	-	-	-	32,064
Totals	$157,275	$3,444	$774	$-	$161,493
December 31, 2018
Development	$7,801	$-	$-	$-	$7,801
Real estate	69,425	-	-	-	69,425
Commercial and industrial	13,122	-	20	-	13,142
1-4 family investor-owned	30,558	1,353	401	-	32,312
Multifamily	34,467	-	-	-	34,467
Totals	$155,373	$1,353	$421	$-	$157,147

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2019 and December 31, 2018, follows:

	Performing	Non-performing	Totals
September 30, 2019
1-4 family owner-occupied	$29,531	$1,303	$30,834
Consumer	3,347	88	3,435
	$32,878	$1,391	$34,269
December 31, 2018
1-4 family owner-occupied	$39,919	$1,099	$41,018
Consumer	2,625	108	2,733
	$42,544	$1,207	$43,751

Loan aging information as of September 30, 2019, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
September 30, 2019	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$17,602	$-	$-	$17,602	$-
Real estate	71,181	-	-	71,181	-
Commercial and industrial	11,257	16	-	11,273	16
Residential real estate and consumer
1-4 family owner-occupied	30,368	113	353	30,834	353
1-4 family investor-owned	29,253	120	-	29,373	758
Multifamily	32,064	-	-	32,064	-
Consumer	3,378	57	-	3,435	88
Total	$195,103	$306	$353	$195,762	$1,215

Loan aging information as of December 31, 2018, follows:

		Loans Past Due	Loans Past Due		Nonaccrual
December 31, 2018	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
Commercial
Development	$7,801	$-	$-	$7,801	$-
Real estate	69,425	-	-	69,425	-
Commercial and industrial	13,076	66	-	13,142	20
Residential real estate and consumer
1-4 family owner-occupied	41,013	5	-	41,018	365
1-4 family investor-owned	32,069	243	-	32,312	241
Multifamily	34,467	-	-	34,467	-
Consumer	2,733	-	-	2,733	94
Total	$200,584	$314	$-	$200,898	$720

There were no loans past due ninety days or more and still accruing interest as of September 30, 2019 and December 31, 2018.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of September 30, 2019, there was a 1-4 family owner-occupied property totaling $83, a 1-4 family investor –owned property totaling $421, and two commercial and industrial loans totaling $748 that were new troubled debt restructurings. $0 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended September 30, 2019. During the year ended and as of December 31, 2018, there were two 1-4 family owner-occupied properties totaling $302, a 1-4 family investor-owned property totaling $250, and a consumer loan totaling $20 that were new troubled debt restructurings. $0 was charged to the allowance for losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2018.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Note 6 Deposits

The composition of deposits are as follows:

	September 30,	December 31,
	2019	2018

Non-interest bearing checking	$21,330	$22,763
Interest bearing checking	9,458	5,424
Money market	46,017	41,910
Statement savings accounts	12,899	13,773
Health savings accounts	10,728	11,197
Certificates of deposit	78,266	88,138

Total	$178,698	$183,205

Certificates of deposit that meet or exceed the FDIC insurance limit of two hundred fifty thousand dollars totaled $29,540 and $30,590 as of September 30, 2019 and December 31, 2018, respectively.

The scheduled maturities of certificates of deposit are as follows as of September 30, 2019:

2019	$23,508
2020	34,892
2021	14,791
2022	2,310
2023	1,983
2024	782

Total	$78,266

Note 7 FHLB Advances

FHLB advances consist of the following:

	September 30, 2019				December 31, 2018
	Rates			Amount	Rates			Amount
Fixed rate, fixed term advances	1.42%	-	2.70%	$8,850	1.42%	-	2.70%	$11,750
Fixed term advances with floating spread	1.68%	-	2.09%	6,000	1.54%	-	2.05%	6,000
				$14,850				$17,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of September 30, 2019:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Total Amount

2019	1.69%	$1,350	1.68%	$2,000	$3,350
2020	2.34%	6,000	1.83%	2,000	8,000
2021	0.00%	-	2.09%	2,000	2,000
2022	1.71%	1,500	0.00%	-	1,500

Total	2.13%	$8,850	1.86%	$6,000	$14,850

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying 1-4 family, multifamily, and commercial real estate loans. The Company pledged approximately $153,474 and $158,923 of 1-4 family, multifamily, and commercial real estate loans to secure FHLB advances at September 30, 2019 and December 31, 2018, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $524 and $739 of FHLB stock owned by the Company at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company’s available and unused portion of this borrowing agreement was $178 and $889, respectively. Additionally, the Company has a fluctuating $5,000 letter of credit under this agreement, which collateralizes certain public deposits. In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of September 30, 2019 or December 31, 2018. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

Note 8 Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine month periods ended September 30, 2019 and 2018, 9,720 shares were committed to be released. During the period ended September 30, 2019, the average fair value per share of stock was $10.47 resulting in total ESOP compensation expense of $102 for the nine months ended September 30, 2019. During the period ended September 30, 2018, the average fair value per share of stock was $11.06 resulting in total ESOP compensation expense of $108 for the nine months ended September 30, 2018.

The ESOP shares as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Shares allocated to active participants	15,907	2,947
Shares committed to be released and allocated to participants	9,720	12,960
Total unallocated shares	233,583	243,303
Total ESOP shares	259,210	259,210
Fair value of unallocated shares (based on $10.98 and $10.03 share price at September 30, 2019 and December 31, 2018, respectively)	$2,565	$2,440

Note 9 Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

Nine Months Ended September 30, 2019
Total cost of stock grant plan during the year	$145
Total cost of stock option plan during the year	104
Total cost of share-based payment plans during the year	$249

Amount of related income tax benefit recognized in income	$68

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 129,605 restricted stock awards and up to 324,012 stock options. As of September 30, 2019, there were 35,363 restricted stock awards and 101,923 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five-year period, 20% per year beginning one year from the issuance date.

The following table summarizes stock options activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	192,089	$10.81
Granted	30,000	10.64
Exercised	-	-
Expired or canceled	-	-
Forfeited	-	-
Options outstanding as of September 30, 2019	222,089	$10.79	9.26	$-
Options exercisable as of September 30, 2019	-	$-	-	$-

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

The following assumptions were used for options granted during the nine months ended September 30, 2019:

For the Nine Months Ended September 30,
2019
Risk-free interest rate	2.30%
Expected volatility	18.38%
Expected dividend yield	0%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.90

The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $0.

The following is a summary of changes in restricted shares for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares outstanding as of December 31, 2018	84,242	$10.82
Granted	10,000	10.64
Exercised	-	-
Forfeited	-	-
Shares outstanding as of September 30, 2019	94,242	$10.80

The total intrinsic value of restricted shares that vested during the nine months ended September 30, 2019 was $0.

As of September 30, 2019, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At September 30, 2019, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.61 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management's opinion, as of December 31, 2018 and as of September 30, 2019, that the Bank meets all applicable capital adequacy requirements.

As of September 30, 2019, and December 31, 2018, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2019 that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$49,706	24.2%	$	> 9,256	> 4.5%	$	> 13,370	> 6.5%
Tier 1 capital (to risk‑weighted assets)	49,706	24.2		> 12,342	> 6.0		> 16,456	> 8.0
Total capital (to risk‑weighted assets)	51,968	25.3		> 16,456	> 8.0		> 20,570	> 10.0
Tier 1 capital (to average assets)	49,706	19.4		> 10,267	> 4.0		> 12,834	> 5.0

December 31, 2018
Common Equity Tier 1 capital (to risk‑weighted assets)	$48,502	23.7%	$	> 9,209	> 4.5%	$	> 13,302	> 6.5%
Tier 1 capital (to risk‑weighted assets)	48,502	23.7		> 12,279	> 6.0		> 16,372	> 8.0
Total capital (to risk‑weighted assets)	50,620	24.7		> 16,372	> 8.0		> 20,465	> 10.0
Tier 1 capital (to average assets)	48,502	18.4		> 10,542	> 4.0		> 13,178	> 5.0

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2019
Assets - Available for sale securities	$44,603	$-	$44,603	$-

December 31, 2018
Assets - Available for sale securities	$43,751	$-	$43,751	$-

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2019
Assets:
Loans	$328	$-	$-	$328
Foreclosed assets	84	-	-	84

As of December 31, 2018
Assets :
Loans	$-	$-	$-	$-
Foreclosed assets	69	-	-	69

 The carrying value and estimated fair value of financial instruments at September 30, 2019 and December 31, 2018 follow:

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,185	$4,185	$-	$-
Available for sale securities	44,603	-	44,603	-
Loans held for sale	1,118	-	1,118	-
Loans	193,307	-	-	195,872
Accrued interest receivable	766	766	-	-
Cash value of life insurance	7,155	-	-	7,155
Other equity investments	730	-	-	730

Financial liabilities:
Deposits	178,698	100,432	-	78,513
Advance payments by borrowers for taxes and insurance	1,125	1,125	-	-
FHLB advances	14,850	-	-	14,835
Accrued interest payable	840	840	-	-

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$-	$-
Available for sale securities	43,751	-	43,751	-
Loans held for sale	679	-	679	-
Loans	198,694	-	-	199,048
Accrued interest receivable	768	768	-	-
Cash value of life insurance	7,007	-	-	7,007
Other equity investments	739	-	-	739

Financial liabilities:
Deposits	183,205	95,067	-	87,531
Advance payments by borrowers for taxes and insurance	55	55	-	-
FHLB advances	17,750	-	-	17,505
Accrued interest payable	70	70	-	-

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets decreased $4.6 million, or 1.8%, to $258.1 million at September 30, 2019 from $262.7 million at December 31, 2018. This decrease was primarily due to a decrease in net loans of $5.4 million, partially offset by an increase in available for sale securities of $852,000.

Cash and cash equivalents. Cash and due from banks increased $2.4 million, or 139.7%, to $4.2 million at September 30, 2019 from $1.7 million at December 31, 2018. Fed funds sold decreased $2.7 million, or 100.0%, to $0 at September 30, 2019 from $2.7 million at December 31, 2018. The change in change in cash and cash equivalents was due to normal fluctuations.

Net Loans.  Net loans decreased $5.4 million, or 2.7%, to $193.3 million at September 30, 2019 from $198.7 million at December 31, 2018. The decrease resulted primarily from decreases in one- to –four-family owner-occupied loans of $10.2 million, or 24.8%, and multifamily loans of $2.4 million, or 7.0%, offset by increases in commercial development loans of $9.8 million, or 125.6%, and commercial real estate loans of $1.8 million, or 2.5%. The decrease in one- to –four-family owner-occupied loans is directly related to the Company’s strategy to sell the majority of conforming, fixed rate one- to –four-family loans in the secondary market.

During the nine months ended September 30, 2019, the Company sold $10.5 million of one- to four family, owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income and manage interest rate risk.

Available for sale securities. Available for sale securities increased $852,000, or 1.9%, to $44.6 million at September 30, 2019 from $43.8 million at December 31, 2018. This was a result of purchases of $8.6 million and a change in unrealized gain of $1.4 million offset by sales of $4.8 million and maturities, normal paydowns and amortization of $4.3 million.

Other equity investments. Other equity investments decreased $9,000, or 1.2%, to $730,000 at September 30, 2019 from $739,000 at December 31, 2018.

Deposits.  Deposits decreased $4.5 million, or 2.5%, to $178.7 million at September 30, 2019 from $183.2 million at December 31, 2018. Noninterest-bearing checking accounts decreased $1.4 million, or 6.3%, to $21.3 million as of September 30, 2019 compared to $22.8 million as of December 31, 2018. Interest-bearing checking accounts increased $4.0 million, or 74.4%, to $9.5 million at September 30, 2019 from $5.4 million at December 31, 2018. Additionally, money market accounts increased $4.1 million to $46.0 million at September 30, 2019, compared to $41.9 million at December 31, 2018, and savings accounts decreased $874,000 to $12.9 million at September 30, 2019, compared to $13.8 million at December 31, 2018. Certificates of deposit decreased $9.9 million, or 11.2%, to $78.3 million as of September 30, 2019 from $88.1 million as of December 31, 2018. Health savings accounts decreased $469,000 to $10.7 million at September 30, 2019 from $11.2 million as of December 31, 2018.

Borrowings. Borrowings, consisting entirely of FHLB advances, decreased $2.9 million, or 16.3%, to $14.9 million at September 30, 2019 from $17.8 million December 31, 2018. The aggregate cost of outstanding FHLB advances was 2.02% at September 30, 2019, compared to the cost of deposits of 1.46% at that date.

Other liabilities. Other liabilities decreased $18,000, or 1.4%, to $1.3 million at September 30, 2019 from $1.3 million at December 31, 2018.

Total Equity.  Total equity increased $948,000, or 1.6%, to $61.3 million at September 30, 2019 from $60.4 million at December 31, 2018. The increase resulted from net income of $1.0 million for the nine months ended September 30, 2019 and the change in net unrealized gain in available for sale securities of $1.1 million offset by the repurchases of common stock of $1.5 million.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	September 30, 2019 and Nine Months Then Ended	December 31, 2018 and Twelve Months Then Ended	December 31, 2017 and Twelve Months Then Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	$1,215	$720	$1,243
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans ("NPLs")	$1,215	$720	$1,243
Foreclosed assets	84	69	619
Total nonperforming assets ("NPAs")	$1,299	$789	$1,862
Troubled Debt Restructurings ("TDRs")	1,998	1,201	1,630
Nonaccrual TDRs	1,079	700	969
Average outstanding loan balance	199,079	189,233	170,577
Loans, end of period	195,762	200,898	173,229
ALLL, at beginning of period	2,118	1,800	1,478
Loans charged off:
Commercial	-	(24)	-
Residential real estate and consumer	(57)	(172)	(133)
Total loans charged off	$(57)	$(196)	$(133)
Recoveries of loans previously charged off:
Residential real estate and consumer	1	1	36
Total recoveries of loans previous charged off	1	1	36
Net loans charged off ("NCOs'")	$(56)	$(195)	$(97)
Additions to ALLL via provision for loan losses charged to operations	200	513	419
ALLL, at end of period	$2,262	$2,118	$1,800
Ratios:
ALLL to NCOs (annualized)	3029.46%	1086.15%	1855.67%
NCOs (annualized) to average loans	0.04%	0.10%	0.06%
ALLL to total loans	1.16%	1.05%	1.04%
NPL to total loans	0.62%	0.36%	0.72%
NPAs to total assets	0.50%	0.30%	0.73%
Total Assets	$258,089	$262,726	$256,481

Loans 30 to 89 days past due decreased $8,000 during the nine month period ended September 30, 2019 to $306,000 compared to $314,000 at December 31, 2018. The Company believes the credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintain loan quality going forward. The Company believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $1.2 million at September 30, 2019, which included $1.1 million of non-accrual troubled debt restructured loans, reflected an increase of $495,000 from the non-performing loans balance of $720,000 at December 31, 2018.

Our non-performing assets were $1.3 million at September 30, 2019, or 0.50% of total assets, compared to $789,000, or 0.30% of total assets, at December 31, 2018.

Foreclosed assets were $84,000 at September 30, 2019 compared to $69,000 at December 31, 2018. The Company strives to aggressively liquidate foreclosed assets as part of our overall credit risk management strategy.

Net charge offs for the nine month period ended September 30, 2019 were $56,000 compared to $195,000 for the nine month period ended September 30, 2018. The ratio of annualized net charge-offs to average loans receivable was 0.04% for the nine month period ended September 30, 2019, compared to 0.10% for the twelve months ended December 31, 2018. Net charge-offs decreased during the current year to date period primarily as a result of selling nonperforming assets during 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General.  The Company had net income of $370,000 for the three months ended September 30, 2019, compared to net income of $349,000 for the three months ended September 30, 2018, an increase of $21,000, or 6.0%. The increase in net income was the net effect of an increase in noninterest income of $22,000, or 11.2%, and a decrease in the provision of loan losses of $66,000, or 59.5%, partially offset by an increase in noninterest expenses of $17,000, or 1.0%, and a decrease in net interest income of $40,000, or 1.9%.

Interest and dividend income. Interest and dividend income increased $72,000, or 2.6%, to $2.8 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018. The increase was primarily attributable to a $102,000 increase in interest on loans resulting from an increase of 26 basis points in yield quarter to quarter. This was partially offset by a $36,000 decrease in interest on available for sale securities, a result of the decrease in the average balance of available for sale securities of $9.3 million quarter to quarter while the yield increased 19 basis points quarter to quarter.

Interest Expense. Interest expense increased $112,000, or 18.5%, to $719,000 for the three months ended September 30, 2019, from $607,000 for the three months ended September 30, 2018. Interest expense on interest-bearing deposits increased $180,000 quarter to quarter. The average cost of our interest-bearing deposits increased 48 basis points to 1.61% from 1.13%, and the average balance of interest-bearing deposits decreased by $3.2 million, or 2.0%, quarter to quarter. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $68,000, or 43.6%, to $88,000 during the three months ended September 30, 2019 from $156,000 during the three months ended September 30, 2018, as the average balance of borrowings decreased $13.1 million to $16.3 million for the 2019 quarter from $29.4 million for the 2018 quarter. Additionally, the cost of those borrowings increased four basis points to 2.17% for the three months ended September 30, 2019 from 2.13% for the three months ended September 30, 2018.

Net Interest Income.  Net interest income decreased $40,000, or 1.9%, to $2.1 million for the three months ended September 30, 2019 from $2.1 million for the three months ended September 30, 2018. Average net interest-earning assets increased $5.8 million to $70.7 million for the 2019 quarter from $64.9 million for the 2018 quarter. The increase was due primarily to the decrease in borrowings to offset the inflow in interest-bearing deposit accounts. Our net interest rate spread decreased to 2.95% for the three months ended September 30, 2019 from 3.02% for the three months ended September 30, 2018, while our net interest margin increased to 3.43% for the 2019 quarter from 3.35% for the 2018 quarter.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $45,000 for the three months ended September 30, 2019, compared to $111,000 provision for the three months ended September 30, 2018, a decrease of $66,000, or 59.5%. The decrease in the provision for loan losses in the 2019 quarter compared to the 2018 quarter was a result of loan growth in the prior year quarter. The allowance for loan losses was $2.3 million, or 1.16% of total loans, at September 30, 2019, compared to $2.0 million, or 1.01% of total loans, at September 30, 2018. Classified (substandard, doubtful and loss) commercial loans increased to $774,000 at September 30, 2019 from $267,000 at September 30, 2018. Total nonperforming loans increased to $1.2 million at September 30, 2019 from $757,000 at September 30, 2018. Net charge-offs for the three months ended September 30, 2019 were $35,000, compared to net recoveries of $1,000 for the three months ended September 30, 2018. At September 30, 2019, one non-performing loan of $353,000 was 90 days past due, and two non-performing loans totaling $136,000 were 30-89 days past due.

Noninterest Income. Noninterest income increased $22,000, or 11.2%, to $218,000 for the three months ended September 30, 2019 from $196,000 for the three months ended September 30, 2018. The increase resulted primarily from an increase in service charges and fees of $19,000 and an increase in net gain on sale of loans of $15,000 offset by a decrease in net gain on sale of securities of $11,000.

Noninterest Expense.  Noninterest expense increased $17,000, or 1.0%, to $1.8 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018. The increase was due to an increase in salaries and employee benefits expense of $29,000 and technology of $19,000. The increase in noninterest expense was partially offset by decreases in occupancy and equipment of $9,000 and other noninterest expense of $40,000, which primarily consist of decreases in marketing of $33,000 and in business development of $3,000.

Income Tax Expense.  The Company recorded an income tax expense of $121,000 for the three months ended September 30, 2019 compared to an income tax expense of $111,000 for the three months ended September 30, 2018, an increase of $10,000, or 9.0%. The increase was due to an increase of $31,000 in income before income taxes to $491,000 for the 2019 quarter compared to $460,000 for the 2018 quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

General.  The Company had net income of $1.0 million for the nine months ended September 30, 2019, compared to net income of $825,000 for the nine months ended September 30, 2018, an increase of $182,000, or 22.1%. The increase in net income was the net effect of an increase in noninterest income of $96,000, or 18.0%, a decrease in the provision of loan losses of $215,000, or 51.8%, and an decrease in noninterest expenses of $27,000, or 0.5%, offset by a decrease in net interest income of $81,000, or 1.3%.

Interest and dividend income. Interest and dividend income increased $585,000, or 7.5%, to $8.4 million for the nine months ended September 30, 2019 from $7.8 million for the nine months ended September 30, 2018. The increase was primarily attributable to a $753,000 increase in interest on loans resulting from an increase of $12.7 million in the average balance of loans period to period with a 20 basis point increase in yield period to period. Excluding second quarter 2018 one-time adjustments of $136,000 in nonaccrual interest recognized from the payoff of nonperforming loans, the yield on loans increased by 30 basis points. This was partially offset by a $189,000 decrease in interest on available for sale securities, a result of the decrease in the average balance of available for sale securities of $13.0 million period to period while the yield increased 15 basis points period to period.

 Interest Expense. Interest expense increased $666,000, or 45.5%, to $2.1 million for the nine months ended September 30, 2019, from $1.5 million for the nine months ended September 30, 2018. Interest expense on interest-bearing deposits increased $724,000 period to periods. The average cost of our interest-bearing deposits increased 58 basis points to 1.54% from 0.96%, and the average balance of interest-bearing deposits increased $2.2 million, or 1.4%, period to period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $58,000, or 17.8%, to $267,000 during the nine months ended September 30, 2019 from $325,000 during the nine months ended September 30, 2018, as the average balance of borrowings decreased $5.4 million to $16.4 million for the 2019 period from $21.8 million for the 2018 period. Additionally, the cost of borrowings increased 18 basis points to 2.16% for the nine months ended September 30, 2019 from 1.98% for the nine months ended September 30, 2018.

Net Interest Income.  Net interest income decreased $81,000, or 1.3%, to $6.2 million for the nine months ended September 30, 2019 from $6.3 million for the nine months ended September 30, 2018. Average net interest-earning assets increased $2.6 million to $68.4 million for the 2019 period from $65.9 million for the 2018 period. The increase was due primarily to the increase in loans and the decrease in borrowings offset by an increase in noninterest-bearing deposit accounts and a decrease in available for sale securities. Our net interest rate spread decreased to 2.93% for the nine months ended September 30, 2019 from 3.13% for the nine months ended September 30, 2018, while our net interest margin decreased to 3.38% for the 2019 period from 3.41% for the 2018 period.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $200,000 for the nine months ended September 30, 2019, compared to a $415,000 provision for the nine months ended September 30, 2018, a decrease of $215,000, or 51.8%. The decrease in the provision for loan losses in the 2019 period compared to the 2018 period was a result of charge-offs in the prior year period. The allowance for loan losses was $2.3 million, or 1.16% of total loans, at September 30, 2019, compared to $2.0 million, or 1.01% of total loans, at September 30, 2018. Classified (substandard, doubtful and loss) commercial loans increased to $774,000 at September 30, 2019 from $267,000 at September 30, 2018. Total nonperforming loans increased to $1.2 million at September 30, 2019 from $757,000 at September 30, 2018. Net charge-offs for the nine months ended September 30, 2019 were $56,000, compared to $195,000 for the nine months ended September 30, 2018. At September 30, 2019, one non-performing loan of $353,000 was 90 days past due, and two non-performing loans totaling $136,000 were 30-89 days past due.

Noninterest Income. Noninterest income increased $96,000, or 18.0%, to $629,000 for the nine months ended September 30, 2019 from $533,000 for the nine months ended September 30, 2018. The increase resulted primarily from the increase in net gain on sale of loans of $108,000 offset by a decrease in net gain on sale of securities of $23,000.

Noninterest Expense.  Noninterest expense decreased $27,000, or 0.5%, to $5.3 million for the nine months ended September 30, 2019 from $5.4 million for the nine months ended September 30, 2018. The decrease was due to a decrease in salaries and employee benefits of $39,000 due to staffing efficiencies and vacancies, as well as foreclosed assets expense of $31,000 and other noninterest expense of $134,000, which primarily is a reduction in marketing, business development, FDIC insurance, and supervisory expenses. The decrease in noninterest expense was partially offset by increases in professional fees of $50,000, data processing of $39,000, and technology of $72,000.

Income Tax Expense.  The Company recorded an income tax expense of $323,000 for the nine months ended September 30, 2019 compared to an income tax expense of $248,000 for the nine months ended September 30, 2018, an increase of $75,000, or 30.2%. The increase was due to an increase of $257,000 in income before income taxes to $1.3 million for the 2019 period compared to $1.1 million for the 2018 period.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$196,785	$2,499	5.08%	$198,913	$2,397	4.82%
Available for sale securities	44,095	290	2.63%	53,409	326	2.44%
Interest-bearing deposits	2,434	15	2.47%	1,378	9	2.61%
Other equity investments	800	8	4.00%	945	8	3.39%
Total interest-earning assets	244,114	2,812	4.61%	254,645	2,740	4.30%
Noninterest-earning assets	15,465			16,970
Allowance for loan losses	(2,258)			(1,969)
Total assets	$257,321			$269,646

Interest-bearing liabilities:
Demand accounts	$9,391	30	1.28%	$5,019	4	0.32%
Money market accounts	43,605	154	1.41%	52,519	99	0.75%
Savings accounts	13,084	4	0.12%	15,246	8	0.21%
Health savings accounts	10,847	8	0.30%	11,390	9	0.32%
Certificates of deposit	80,223	435	2.17%	76,178	331	1.74%
Total interest-bearing deposits	157,150	631	1.61%	160,352	451	1.13%
Borrowings	16,251	88	2.17%	29,350	156	2.13%
Total interest-bearing liabilities	173,401	719	1.66%	189,702	607	1.28%
Noninterest-bearing deposits	19,671			19,009
Other non-interest bearing liabilities	3,048			1,525
Total liabilities	196,120			210,236
Equity	61,201			59,410
Total liabilities and equity	$257,321			$269,646

Net interest income		2,093			2,133
Net interest rate spread			2.95%			3.02%
Net interest-earning assets	70,713			64,943
Net interest margin			3.43%			3.35%
Average of interest-earning assets to interest-bearing liabilities	141%			134%

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$199,079	$7,444	4.99%	$186,333	$6,691	4.79%
Available for sale securities	43,753	853	2.60%	56,765	1,042	2.45%
Interest-bearing deposits	2,504	44	2.34%	2,789	23	1.10%
Other equity investments	695	25	4.80%	759	25	4.39%
Total interest-earning assets	246,031	8,366	4.53%	246,646	7,781	4.21%
Noninterest-earning assets	15,861			16,683
Allowance for loan losses	(2,208)			(1,881)
Total assets	$259,684			$261,448

Interest-bearing liabilities:
Demand accounts	$9,244	87	1.25%	$4,679	12	0.34%
Money market accounts	41,735	397	1.27%	52,905	284	0.72%
Savings accounts	13,854	13	0.13%	15,350	22	0.19%
Health savings accounts	11,136	25	0.30%	11,522	22	0.25%
Certificates of deposit	85,173	1,341	2.10%	74,493	799	1.43%
Total interest-bearing deposits	161,142	1,863	1.54%	158,949	1,139	0.96%
Borrowings	16,445	267	2.16%	21,844	325	1.98%
Total interest-bearing liabilities	177,587	2,130	1.60%	180,793	1,464	1.08%
Noninterest-bearing deposits	18,733			20,024
Other non-interest bearing liabilities	2,405			1,406
Total liabilities	198,725			202,223
Equity	60,959			59,225
Total liabilities and equity	$259,684			$261,448

Net interest income		6,236			6,317
Net interest rate spread			2.93%			3.13%
Net interest-earning assets	68,444			65,853
Net interest margin			3.38%			3.41%
Average of interest-earning assets to interest-bearing liabilities	139%			136%

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

For Three Months Ended September 30,
2019 vs. 2018
			Total Increase
	Increase (Decrease) Due to		(Decrease)
	Volume	Rate
		(In thousands)

Interest-earning assets:
Loans	$(26)	$128	$102
Available for sale securities	(57)	21	(36)
Interest-bearing deposits	7	(1)	6
Other equity investments	(1)	1	-
Total interest-earning assets	$(77)	$149	$72

Interest-bearing liabilities:
Demand accounts	$3	$23	$26
Money market accounts	(17)	72	55
Savings accounts	(1)	(3)	(4)
Health savings accounts	-	(1)	(1)
Certificates of deposit	18	86	104
Total deposits	$3	$177	$180

Borrowings	(70)	2	(68)

Total interest-bearing liabilities	(67)	179	112

Change in net interest income	$(10)	$(30)	$(40)

For Nine Months Ended September 30,
2019 vs. 2018
			Total Increase
	Increase (Decrease) Due to		(Decrease)
	Volume	Rate
		(In thousands)

Interest-earning assets:
Loans	$458	$295	$753
Available for sale securities	(239)	50	(189)
Interest-bearing deposits	(2)	23	21
Other equity investments	(2)	2	-
Total interest-earning assets	$215	$370	$585

Interest-bearing liabilities:
Demand accounts	$12	$63	$75
Money market accounts	(60)	173	113
Savings accounts	(2)	(7)	(9)
Health savings accounts	(1)	4	3
Certificates of deposit	115	427	542
Total deposits	$64	$660	$724

Borrowings	(80)	22	(58)

Total interest-bearing liabilities	(16)	682	666

Change in net interest income	$231	$(312)	$(81)

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. The Company also has the ability to borrow from the FHLB-Chicago. At September 30, 2019, the Company had $14.9 million outstanding in advances from the FHLB-Chicago. At September 30, 2019, the Company had available capacity of $178,000 for additional FHLB-Chicago advances.

Additionally, at September 30, 2019 the Company had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which zero was drawn at September 30, 2019.

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

At September 30, 2019, the Company exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $49.7 million, or 19.4% of adjusted total assets, which is above the well-capitalized required level of $12.8 million, or 5.0%; and total risk-based capital of $52.0 million, or 25.3% of risk-weighted assets, which is above the well-capitalized required level of $20.6 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to 334,837 shares of the Company’s common stock, representing approximately 5.00% of the Company’s then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of September 30, 2019, 140,264 shares had been purchased under the current plan.

The table below sets forth FFBW, Inc.’s common stock repurchases during the three months ended September 30, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2019	43,699	$10.13	43,699	209,083
August 1 - August 31, 2019	14,510	$10.10	14,510	194,573
September 1 - September 30, 2019	-	$-	-	194,573
Total	58,209		58,209

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of FFBW, Inc. (1)

3.2	Bylaws of FFBW, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

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

FFBW, INC.

Date: November 14, 2019	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 14, 2019	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer