Form 10-K
period 2019-12-31
FFBW, Inc.
filed 2020-03-25
CIK 1709017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001‑39182

FFBW, INC.

(Exact name of registrant as specified in its charter)

Maryland	37-1962248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1360 South Moorland Road	53005
Brookfield, Wisconsin
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 542‑4448

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐     NO ☒

As of March 25, 2020, there were 7,704,875 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on January 17, 2020 (the first date of trading in the Registrant’s common stock), was approximately $82.8 million.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.        Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•Statements of our goals, intentions and expectations;

•Statements regarding our business plans, prospects, growth and operating strategies;

•Statements regarding the asset quality of our loan and investment portfolios; and

•Estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•General economic conditions, either nationally or in our market areas, that are worse than expected;

•Changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•Our ability to access cost-effective funding;

•Fluctuations in real estate values and both residential and commercial real estate market conditions;

•Demand for loans and deposits in our market area;

•Our ability to implement and change our business strategies;

•Competition among depository and other financial institutions;

•Inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•Adverse changes in the securities or secondary mortgage markets;

•Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•The impact of the Dodd-Frank Act and the implementing regulations;

•Changes in the quality or composition of our loan or investment portfolios;

•Technological changes that may be more difficult or expensive than expected;

•The inability of third-party providers to perform as expected;

•Our ability to manage market risk, credit risk and operational risk in the current economic environment;

•Our ability to enter new markets successfully and capitalize on growth opportunities;

•Our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•Changes in consumer spending, borrowing and savings habits;

•Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•Our ability to retain key employees;

•Our compensation expense associated with equity allocated or awarded to our employees; and

•Changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF FFBW, INC.

FFBW, Inc. (the “Company” or “New FFBW”) is a Maryland corporation that was incorporated in September 2019 to become the stock holding company for First Federal Bank of Wisconsin in connection with the conversion of the former FFBW, MHC from a mutual holding company to a stock holding company.  New FFBW is the successor to FFBW, Inc. a federal corporation, (“Old FFBW”), the former stock holding company of First Federal Bank of Wisconsin and majority-owned subsidiary of the former FFBW, MHC.  The conversion was completed effective January 16, 2020. In the conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $41.5 million, and issued 3,436,430 shares of common stock in exchange for the shares of common stock of Old FFBW owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

New FFBW conducts its business principally through its wholly owned subsidiary, First Federal Bank of Wisconsin.  Because the conversion was effective after December 31, 2019, the financial information contained in this Annual Report on Form 10-K is the consolidated financial information for Old FFBW, the predecessor of New FFBW.

The Company’s executive offices are located at 1360 South Moorland Road, Brookfield, Wisconsin 53005 and its telephone number is (262) 542-4448. Our website address is www.firstfederalwisconsin.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.  At December 31, 2019, we had total assets of $292.2 million, total deposits of $217.3 million and total equity of $61.9. We recorded net income of $1.6 million for the year ended December 31, 2019.

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

We neither own nor lease any property, but pay a fee to First Federal Bank of Wisconsin for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of First Federal Bank of Wisconsin who also serve as officers of the Company. We use the support staff of First Federal Bank of Wisconsin from time to time and pay a fee to First Federal Bank of Wisconsin for the time devoted to the Company by employees of First Federal Bank of Wisconsin. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

In January 2020, we consummated the mutual to stock conversion of FFBW, MHC. At the effective time of the second-step conversion, FFBW, MHC and Old FFBW ceased to exist and First Federal Bank of Wisconsin became the wholly owned subsidiary of New FFBW.

Our website address is www.firstfederalwisconsin.com. The Company makes available, through links on our website, its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, 5, and 8. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference to this or any other report the Company files or furnishes to the SEC.

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

Waukesha County is primarily a suburban community and is the second wealthiest county in Wisconsin. According to the United States Census, from 2014 through 2018:

•the median household income in Waukesha County was $84,331 compared to a median household income for Wisconsin of $59,209;

•The median home value was $272,100, compared to $173,600 in Wisconsin;

•Approximately 43.8% of the population of Waukesha County held a bachelor’s degree or higher, compared to 29.5% of Wisconsin; and

•Approximately 5.0% of the population of Waukesha County had incomes below the poverty level, compared to 11.0% of Wisconsin.

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

As of June 30, 2019 (the latest date for which information is available), our market share was 0.99% of total deposits in Waukesha County, Wisconsin, making us the 21st largest out of 35 banks in Waukesha County. Our market share was 0.12% of total deposits in Milwaukee County, Wisconsin, making us the 23rd largest out of 28 banks in Milwaukee County.

Lending Activities

Historically, we focused on originating one-to-four family owner-occupied residential real estate loans, one-to-four family investor-owned residential real estate loans, commercial real estate loans and multifamily loans. In recent years and going-forward, subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on originating commercial real estate and commercial and industrial loans, in an ongoing effort to diversify our overall loan portfolio and increase the overall yield earned on our loans.

Since 2016, we have hired a new president and chief executive officer who has extensive commercial lending experience, as well as a new senior vice president of lending and four new loan officers, including two commercial loan officers. We anticipate hiring additional loan officers, including experienced commercial and industrial lenders, following the conversion and offering. Additionally, we continually enhance our underwriting policies and procedures. We believe that these enhanced policies and procedures will further our business strategy of growing our commercial real estate and commercial and industrial loan portfolios while maintaining a strong credit and underwriting culture.

We sell the majority of the fixed-rate conforming and eligible jumbo one-to-four family owner-occupied residential real estate loans that we originate, generally on a servicing-released basis, with limited or no recourse, while retaining non-eligible jumbo fixed-rate and adjustable-rate one-to-four family owner-occupied residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $200,000, $679,000, $109,000, $592,000 and $636,000 at December 31, 2019,  2018,  2017,  2016,  2015, respectively.

	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Development	$18,222	9.5%	$7,801	3.9%	$1,498	0.9%
Real estate	68,621	35.8	69,425	34.6	53,202	30.7
Commercial and industrial	13,681	7.2	13,142	6.4	10,135	5.9
Residential real estate and consumer:
One-to-four family owner-occupied	29,380	15.3	41,018	20.4	41,446	23.9
One-to-four family investor-owned	28,077	14.6	32,312	16.1	33,658	19.4
Multifamily	29,531	15.4	34,467	17.2	31,677	18.3
Consumer	4,230	2.2	2,733	1.4	1,613	0.9

Total loans	191,742	100.0%	200,898	100.0%	173,229	100.0%

Deferred loan costs (fees)	(187)		(86)		(74)
Allowance for loan losses	(2,264)		(2,118)		(1,800)

Total loans, net	$189,291		$198,694		$171,355

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Development	$2,526	1.5%	$4,340	2.5%
Real estate	42,276	25.1	42,213	24.3
Commercial and industrial	7,617	4.6	8,972	5.1
Residential real estate and consumer:
One-to-four family owner-occupied	48,001	28.5	55,364	31.9
One-to-four family investor-owned	34,633	20.5	33,353	19.2
Multifamily	31,905	18.9	26,963	15.5
Consumer	1,582	0.9	2,555	1.5

Total loans	168,540	100.0%	173,760	100.0%

Deferred loan costs (fees)	(88)		(77)
Allowance for loan losses	(1,478)		(1,551)

Total loans, net	$166,974		$172,132

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

				One-to-four	One-to-four
			Commercial	family	family
	Commercial	Commercial	and	owner-	investor-
	development	real estate	industrial	occupied	owned	Multifamily	Consumer	Total
	(In thousands)

Due During the Years Ending December 31,
2020	$4,873	$11,394	$5,069	$917	$4,738	$1,978	$428	$29,397
2021	1,124	5,773	1,442	1,987	2,379	1,986	98	14,789
2022	2,010	8,905	2,722	183	2,612	5,042	11	21,485
2023 to 2024	6,581	30,666	3,437	724	5,238	11,105	555	58,306
2025 to 2029	3,634	6,116	1,011	1,582	4,219	7,715	3,138	27,415
2030 to 2034	—	2,666	—	6,080	2,529	662	—	11,937
2035 and beyond	—	3,101	—	17,907	6,362	1,043	—	28,413

Total	$18,222	$68,621	$13,681	$29,380	$28,077	$29,531	$4,230	$191,742

The following table sets forth the fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)

Commercial:
Development	$13,349	$—	$13,349
Real estate	52,644	4,583	57,227
Commercial and industrial	8,420	192	8,612
Residential real estate and consumer:
One-to-four family owner-occupied	9,703	18,760	28,463
One-to-four family investor-owned	15,717	7,622	23,339
Multifamily	25,819	1,734	27,553
Consumer	871	2,931	3,802
Total	$126,523	$35,822	$162,345

One-to-Four Family Owner-Occupied Residential Real Estate Lending. At December 31, 2019, we had $29.4 million of loans secured by one-to-four family owner-occupied residential real estate, representing 15.3% of our total loan portfolio. In addition, at December 31, 2019, we had $200,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. At December 31, 2019,  72.9% of our one-to-four family owner-occupied residential real estate loans were fixed-rate loans, and 27.1% of such loans were adjustable-rate loans.

Our fixed-rate one-to-four family residential real estate loans typically have terms of 10 to 15 years and are generally underwritten according to Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2019 was $484,350 for single-family homes in our market area. We typically sell, servicing-released, our conforming and eligible jumbo fixed-rate one-to-four family owner-occupied residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2019, we had $7.2 million in jumbo loans, which represented 24.4% of our one-to-four family owner-occupied residential real estate loans. Our average loan size for jumbo loans was $798,000 at December 31, 2019. Virtually all of our one-to-four family residential real estate loans are secured by properties located in Waukesha County or Milwaukee County, Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 85% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 100%.

Our adjustable-rate one-to-four family residential real estate loans carry terms to maturity ranging from 15 to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the 12‑month Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one-to-four family residential real estate loans.

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

We do not offer “interest only” mortgage loans on permanent one-to-four family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one-to-four family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

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

One-to-Four Family Investor-Owned Residential Real Estate Lending. At December 31, 2019, we had $28.1 million of loans secured by one-to-four family investor-owned residential real estate, representing 14.6% of our total loan portfolio. One-to-four family investor-owned residential real estate loans are underwritten pursuant to our commercial lending underwriting criteria. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

We believe that there is a greater credit risk inherent in investor-owned residential properties than in owner-occupied one-to-four family residential real estate loans since, similar to commercial real estate and multifamily loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of investor-owned properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Multifamily Residential Real Estate Loans. At December 31, 2019, multifamily residential real estate loans were $29.5 million, or 15.4%, of our total loan portfolio. Our multifamily residential real estate loans are generally secured by properties consisting of five or more rental units in our market area. In addition to originating these loans, we also purchase and participate in multifamily residential real estate loans from other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans. We believe our enhanced credit underwriting and loan administration policies and procedures should address these risks.

We originate a variety of adjustable-rate multifamily residential real estate loans with terms and amortization periods generally up to 20 years, which may include balloon loans. Interest rates and payments on our adjustable-rate generally are indexed to the prime rate plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

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

At December 31, 2019, our largest multifamily residential real estate loan had an outstanding balance of $4.2 million and was secured by an apartment complex. At December 31, 2019, this loan was performing in accordance with its repayment terms.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2019, we had $68.6 million in commercial real estate loans, representing 35.8% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in southeastern Wisconsin.

Our commercial real estate loans generally have initial terms of 5 years and amortization terms of 5  to 20 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

At December 31, 2019, the average loan size of our outstanding commercial real estate loans was $647,000, and the largest of such loans was a $4.2 million loan secured by a hotel. This loan was performing in accordance with its repayment terms at December 31, 2019.

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

Commercial real estate loans entail greater credit risks compared to one-to-four family owner-occupied residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Commercial and Industrial Lending. At December 31, 2019, we had $13.7 million of commercial and industrial loans, representing 7.2% of our total loan portfolio. We originate commercial and industrial loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $500,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Chicago rate. We generally obtain personal guarantees with commercial and industrial loans.

At December 31, 2019, the average loan size of our outstanding commercial and industrial loans was $187,000, and our largest outstanding commercial and industrial loan balance was a $1.5 million loan to a graphics company. This loan was performing in accordance with its repayment terms at December 31, 2019.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one-to-four family residential real estate loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

As commercial and industrial loans typically help to drive deposit growth, we are increasing our focus on growing this segment of the loan portfolio. This will also improve diversification and increase loan portfolio yield.

Commercial Development Loans. At December 31, 2019, we had $18.2 million, or 9.5% of our total loan portfolio, in commercial development loans. Our commercial development loans may be made for the construction and development of both one-to-four family residential real estate and commercial real estate projects. Our commercial development loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial development loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans, and have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is 65% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements. Before making a commitment to fund a construction loan, we require detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Each property is inspected before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2019, the unadvanced portion of total commercial development loans totaled $6.2 million. At December 31, 2019, our largest commercial development loan had a balance of $3.7 million and was secured by a retail development project and was performing in accordance with its repayment terms.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2019, our consumer loan portfolio totaled $4.2 million, or 2.2% of our total loan portfolio. At December 31, 2019, we had no unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2019 and 2018, we sold $19.1 million and $13.0 million of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2019, we had eight loans with an aggregate balance of $18.4 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2019, we had participated out portions of six loans with an aggregate amount of $3.0 million. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)

Total loans, including loans held for sale, at beginning of period	$201,577	$173,338	$169,132	$174,396	$171,124

Loans originated:
Commercial development	7,987	4,332	2,480	1,873	832
Commercial real estate	12,172	12,635	23,892	9,011	16,784
Commercial and industrial	5,899	6,434	3,904	2,637	2,582
Residential one-to-four family owner-occupied	24,819	30,461	30,742	33,688	26,885
Residential one-to-four family investor-owned	3,287	3,580	4,795	5,783	6,212
Multifamily	4,230	10,455	8,415	5,380	2,340
Consumer	456	781	368	76	70
Total loans originated	58,850	68,678	74,596	58,448	55,705

Loans purchased:
Commercial development	2,216	—	4,000	—	—
Commercial real estate	—	5,327	418	1,975	1,890
Commercial and industrial	606	—	—	—	—
Multifamily	—	—	—	4,000	—
Consumer	—	—	—	—	—
Total loans purchased	2,822	5,327	4,418	5,975	1,890

Loans sold:
Commercial real estate	—	—	—	—	(3,529)
Residential one-to-four family owner-occupied	(19,092)	(13,003)	(14,440)	(20,175)	(14,434)
Total loans sold	(19,092)	(13,003)	(14,440)	(20,175)	(17,963)

Other:
Principal repayments	(52,215)	(32,763)	(60,368)	(49,512)	(36,360)

Net loan activity	(9,635)	27,669	4,689	(5,220)	2,636
Total loans, including loans held for sale, at end of period	$191,942	$201,577	$173,338	$169,132	$174,396

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that First Federal Bank of Wisconsin is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of First Federal Bank of Wisconsin’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2019, based on the 15% limitation, First Federal Bank of Wisconsin’s loans-to-one-borrower limit was approximately $7.9 million.  On the same date, First Federal Bank of Wisconsin had no borrowers with outstanding balances in excess of this amount. At December 31, 2019, our largest loan relationship with one borrower was for $7.1 million, which was secured by commercial real estate, and the underlying loans were performing in accordance with their repayment terms on that date.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our president and chief executive officer has individual authorization to approve loans up to $2.0 million.  Our senior vice president of commercial lending has individual authorization to approve loans up to $1.0 million.  Our Officers Loan Committee, which consists of our president and chief executive officer, senior vice president of commercial lending, and all loan officers, can approve loans up to $3.0 million in the aggregate.  Our Board Credit Committee, which consists of our president and chief executive officer and three outside directors can approve loans up to $5.0 million. Loans in excess of $5.0 million require the approval of our full board of directors.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate and consumer:
One-to-four family owner-occupied	—	—	1	346	1	346
One-to-four family investor-owned	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$346	1	$346

At December 31, 2018
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	66	—	—	1	66
Residential real estate and consumer:
One-to-four family owner-occupied	1	5	—	—	1	5
One-to-four family investor-owned	1	243	—	—	1	243
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$314	—	$—	3	$314

At December 31, 2017
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	75	1	114	2	189
Residential real estate and consumer:
One-to-four family owner-occupied	4	436	1	69	5	505
One-to-four family investor-owned	3	205	2	244	5	449
Multifamily	—	—	—	—	—	—
Consumer	1	6	—	—	1	6
Total	9	$722	4	$427	13	$1,149

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	54	—	—	1	54
Residential real estate and consumer:
One-to-four family owner-occupied	10	1,743	2	407	12	2,150
One-to-four family investor-owned	2	170	3	567	5	737
Multifamily	—	—	—	—	—	—
Consumer	1	2	—	—	1	2
Total	14	$1,969	5	$974	19	$2,943

At December 31, 2015
Commercial:
Development	—	$—	1	$566	1	$566
Real estate	—	—	—	—	—	—
Commercial and industrial	2	162	—	—	2	162
Residential real estate and consumer:
One-to-four family owner-occupied	5	691	3	715	8	1,406
One-to-four family investor-owned	7	650	7	1,004	14	1,654
Multifamily	—	—	—	—	—	—
Consumer	3	117	2	200	5	317
Total	17	$1,620	13	$2,485	30	$4,105

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

Nonperforming loans were $1.1 million, or 0.56% of total loans, at December 31, 2019 compared to $720,000, or 0.36% of total loans, at December 31, 2018 and $1.2 million, or 0.72% of total loans, at December 31, 2017.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Federal Bank of Wisconsin grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. There were no additional funds committed to impaired loans as of December 31, 2019 or 2018.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2019, we had $654,000 in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2019, we had $1.2 million in accruing troubled debt restructurings.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)

Non-accrual loans:
Commercial:
Development	$—	$—	$—	$—	$566
Real estate	—	—	—	—	—
Commercial and industrial	14	20	114	126	—
Residential real estate and consumer:
One-to-four family owner-occupied	346	365	580	1,698	1,871
One-to-four family investor-owned	624	241	549	827	1,003
Multifamily	—	—	—	248	277
Consumer	86	94	—	—	200
Total non-performing loans	1,070	720	1,243	2,899	3,917

Foreclosed assets	84	69	619	667	—
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$1,154	$789	$1,862	$3,566	$3,917

Troubled debt restructurings:
Commercial:
Development	$—	$—	$—	$—	$566
Real estate	—	—	—	14	—
Commercial and industrial	784	67	192	127	—
Residential real estate and consumer:
One-to-four family owner-occupied	744	785	630	2,104	1,685
One-to-four family investor-owned	221	241	808	2,454	927
Multifamily	—	—	—	468	277
Consumer	90	108	—	—	171
Total	$1,839	$1,201	$1,630	$5,167	$3,626

Ratios:
Total non-performing loans to total loans	0.56%	0.36%	0.72%	1.72%	2.25%
Total non-performing loans to total assets	0.37%	0.27%	0.48%	1.20%	1.61%
Total non-performing assets to total assets	0.39%	0.30%	0.73%	1.48%	1.61%

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $55,000. Interest income recognized on such loans for the year ended December 31, 2019 was $0.

Foreclosed Assets.  Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2019, one loan totaling $84,000 secured by one-to-four family owner-occupied residential property  was transferred into foreclosed assets. We had $84,000 and $69,000 of foreclosed assets at December 31, 2019 and 2018, respectively.

Other Loans of Concern. There were no other loans at December 31, 2019 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$2,118	$1,800	$1,478	$1,551	$1,167
Charge-offs:
Commercial:
Development	—	—	—	—	—
Real estate	—	—	—	—	—
Commercial and industrial	—	24	—	—	—
Residential real estate and consumer:
One-to-four family owner-occupied	58	—	51	255	22
One-to-four family investor-owned	—	172	82	493	74
Multifamily	—	—	—	—	—
Consumer	—	—	—	169	20
Total charge-offs	58	196	133	917	116

Recoveries:
Residential real estate and consumer:
One-to-four family owner-occupied	3	1	18	—	140
One-to-four family investor-owned	—	—	18	—	—
Total recoveries	3	1	36	—	140
Net charge-offs	55	195	97	917	(24)
Provision for loan losses	201	513	419	844	360
Balance at end of year	$2,264	$2,118	$1,800	$1,478	$1,551

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.10%	0.06%	0.53%	(0.01)%
Allowance for loan losses to non-performing loans at end of year	211.59%	294.17%	144.81%	50.98%	39.60%
Allowance for loan losses to total loans at end of year	1.18%	1.05%	1.04%	0.88%	0.89%

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

	At December 31,
	2019			2018
			Percent			Percent
			of Loans			of Loans
		Percent of	in		Percent of	in
		Allowance	Category		Allowance	Category
		to	to		to	to
		Total	Total		Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Commercial:
Development	$218	9.6%	9.5%	$92	4.3%	3.9%
Real estate	711	31.4	35.8	697	32.9	34.6
Commercial and industrial	322	14.2	7.2	151	7.1	6.4
Residential real estate and consumer:
One-to-four family owner-occupied	307	13.6	15.3	433	20.5	20.4
One-to-four family investor-owned	417	18.4	14.6	407	19.2	16.1
Multifamily	280	12.4	15.4	334	15.8	17.2
Consumer	9	0.4	2.2	4	0.2	1.4
Total allowance for loan losses	$2,264	100.0%	100.0%	$2,118	100.0%	100.0%

	At December 31,
	2017			2016			2015
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Percent of	in		Percent of	in		Percent of	in
		Allowance	Category		Allowance	Category		Allowance	Category
		to	to		to	to		to	to
		Total	Total		Total	Total		Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Commercial:
Development	$18	1.0%	0.9%	$23	1.6%	1.5%	$23	1.5%	2.5%
Real estate	537	29.8	30.7	268	18.1	25.1	416	26.8	24.3
Commercial and industrial	105	5.8	5.9	57	3.9	4.6	58	3.7	5.1
Residential real estate and consumer:
One-to-four family owner-occupied	420	23.3	23.9	388	26.2	28.5	498	32.1	31.9
One-to-four family investor-owned	411	22.9	19.4	500	33.8	20.5	313	20.2	19.2
Multifamily	306	17.0	18.3	195	13.2	18.9	126	8.1	15.5
Consumer	3	0.2	0.9	47	3.2	0.9	118	7.6	1.5
Total allowance for loan losses	$1,800	100.0%	100.0%	$1,478	100.0%	100.0%	$1,551	100.0%	100.0%

At December 31, 2019, our allowance for loan losses represented 1.18% of total loans and 211.59% of non-performing loans, and at December 31, 2018, our allowance for loan losses represented 1.05% of total loans and 294.17% of non-performing loans. There were $55,000 and $195,000 in net loan charge-offs during the years ended December 31, 2019 and 2018, respectively.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.

The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
U.S. government and agency securities	$944	$958	$1,299	$1,307	$2,211	$2,220
State and political subdivision securities	8,590	8,605	8,381	8,295	13,102	13,137
Mortgage-backed securities	35,095	35,482	29,164	28,536	33,908	33,467
Certificates of deposits	1,000	1,017	1,500	1,446	4,000	3,997
Corporate debt securities	2,080	2,117	4,220	4,167	5,171	5,191
Total securities available for sale	$47,709	$48,179	$44,564	$43,751	$58,392	$58,012

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our investment securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$183	3.53%	$240	4.23%	$521	2.92%	$944	$958	3.73%
State and political subdivision securities	250	4.25	1,128	3.58	3,655	2.67	3,557	2.34	8,590	8,605	2.70
Mortgage-backed securities	4	1.71	1,620	2.40	11,543	2.69	21,928	2.73	35,095	35,482	2.70
Certificates of deposits	—	—	500	2.38	500	2.50	—	—	1,000	1,017	2.44
Corporate debt securities	1,048	4.10	1,032	2.73	—	—	—	—	2,080	2,117	3.42
Total securities available for sale	$1,302	4.12%	$4,463	2.82%	$15,938	2.70%	$26,006	2.68%	$47,709	$48,179	2.74%

U.S. Government and Agency Obligations.  At December 31, 2019, we had U.S. government and agency securities totaling $1.0 million, which constituted 2.0% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2019, we had corporate debt securities totaling $2.1 million, which constituted 4.4% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At December 31, 2019, we had municipal securities totaling $8.6 million, which constituted 17.9% of our securities portfolio. Our current municipal securities have a weighted average maturity of 9.6 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2019, we had mortgage-backed securities totaling $35.5 million, which constituted 73.6% of our securities portfolio, including $9.7 million of agency collateralized mortgage obligations (CMOs). Of the $35.5 million of mortgage-backed securities, $8.6 million were commercial and $26.9 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one-to-four family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Federal Bank of Wisconsin. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Equity Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $573,750 at December 31, 2019. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future. In addition, we held Bankers’ Bank stock totaling $205,900 at December 31, 2019.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2019, our balance in bank-owned life insurance totaled $7.1 million and was issued by two insurance companies, both of which were rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. However, depending on our needs, we expect to utilize brokered certificates of deposit and online sources as alternative funding sources. At December 31, 2019, our core deposits, which are deposits other than certificates of deposit and deposits held in escrow for the stock subscription which closed on January 16, 2020, were $97.4 million, representing 44.8% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits through the commercial product line, which will allow the brokered certificates and online sources to run off upon maturity.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average		Weighted	Average		Weighted	Average		Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate	Balance	Percent	Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest- bearing checking	$21,737	11.96%	—%	$19,631	10.92%	—%	$20,902	11.30%	—%
Interest-bearing checking	5,903	3.25	0.49	5,225	2.91	0.46	3,255	1.76	0.34
Money market	46,700	25.69	1.37	51,855	28.83	0.84	54,956	29.70	0.51
Statement savings	14,347	7.89	0.12	15,394	8.56	0.19	16,447	8.89	0.10
Health savings	11,014	6.06	0.31	11,462	6.37	0.26	11,486	6.21	0.26
Certificates of deposit	82,073	45.15	2.10	76,277	42.41	1.52	77,990	42.14	1.25
Total deposits	$181,774	100.00%	1.35%	$179,844	100.00%	0.93%	$185,036	100.00%	0.71%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $21.6 million. Included in this total is $8 million of wholesale certificates of deposit. The following table sets forth the maturity of those certificates of deposit as of December 31, 2019.

At
December 31,
2019
(In thousands)
Three months or less	$4,347
Over three months through six months	2,634
Over six months through one year	9,161
Over one year to three years	4,292
Over three years	1,136
Total	$21,570

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2019, we had $11.5 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2019, our available and unused portion of this borrowing agreement based on the amount of FHLB stock owned was $3.2 million.

Additionally, at December 31, 2019 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2019. We also has the authority to borrow through the Federal Reserve’s Discount Window.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of period	$11,500	$17,750	$12,750
Average balance during period	$15,992	$22,552	$17,866
Maximum outstanding at any month end	$19,350	$39,900	$24,750
Weighted average interest rate at end of period	2.10%	2.10%	1.69%
Average interest rate during period	2.14%	1.92%	1.34%

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

Personnel

As of December 31, 2019, we had 39 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, First Federal Bank of Wisconsin had no capital loss carryovers.

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

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2019, the Company had no Wisconsin net operating loss carryovers.

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

Dodd-Frank Act

The Dodd-Frank Act which became law in 2011 made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Subsequent regulations issued by the Federal Reserve Board generally exempted from these requirements bank and savings and loan holding companies of less than $0 billion of consolidated assets. The legislation also established a floor for capital of insured depository institutions, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Federal Bank of Wisconsin, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $00 billion in assets. Banks and savings institutions with $00 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed the “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal regulators jointly issued a final rule on November 4,  2019, whereby a qualifying community bank organization may elect, but is not required, to use the community bank leverage ratio capital framework effective January 1, 2020, in which case it will be considered well-capitalized so long as its community bank leverage ratio is greater than 9%, off-balance sheet exposures of 25% or less of consolidated total assets, and trading assets and liabilities of 5% or less of total consolidated assets.

At December 31, 2019, First Federal Bank of Wisconsin’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, First Federal Bank of Wisconsin was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2019, First Federal Bank of Wisconsin met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, First Federal Bank of Wisconsin must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal Bank of Wisconsin must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12‑month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, First Federal Bank of Wisconsin may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, First Federal Bank of Wisconsin satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•the savings association would not be at least adequately capitalized following the distribution;

•the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Federal Bank of Wisconsin, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•the federal savings association would be undercapitalized following the distribution;

•the proposed capital distribution raises safety and soundness concerns; or

•the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as First Federal Bank of Wisconsin. FFBW, Inc. is an affiliate of First Federal Bank of Wisconsin because of its control of First Federal Bank of Wisconsin. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

First Federal Bank of Wisconsin’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Bank of Wisconsin’s capital.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2017 through 2019.

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

Federal Home Loan Bank System. First Federal Bank of Wisconsin is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, First Federal Bank of Wisconsin is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, First Federal Bank of Wisconsin was in compliance with this requirement.

Final Federal Regulation. Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action.

Other Regulations

Interest and other charges collected or contracted for by First Federal Bank of Wisconsin are subject to state usury laws and federal laws concerning interest rates. First Federal Bank of Wisconsin’s operations are also subject to federal laws applicable to credit transactions, such as the:

•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•Truth in Savings Act; and

•rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal Bank of Wisconsin also are subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

FFBW, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over FFBW, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to First Federal Bank of Wisconsin.

As a savings and loan holding company, FFBW, Inc.’s activities are limited to those activities permissible by law for financial holding companies (if FFBW, Inc. makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that were as stringent as those required for the insured depository subsidiaries. However, pursuant to federal legislation, the Federal Reserve Board maintains a “small holding company” exception to the applicability of consolidated holding company capital requirements. That exception generally applies to holding companies with less than $3 billion of consolidated assets, such as FFBW, Inc. Such holding companies are not subject to the requirements unless otherwise advised by the Federal Reserve Board.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of FFBW, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

FFBW, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. FFBW, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in FFBW, Inc.’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of FFBW, Inc. may be resold without registration. Shares purchased by an affiliate of FFBW, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If FFBW, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of FFBW, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of FFBW, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, FFBW, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as FFBW, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with FFBW, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until December 31, 2022, which is the end of the fiscal year following the fifth anniversary of Old FFBW’s sale of common stock in its 2017 initial stock offering. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies.

An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Old FFBW elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies and this decision is binding on New FFBW. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Availability of Annual Report on Form 10‑K

This Annual Report on Form 10‑K is available on our website at www.firstfederalwisconsin.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10‑K.

ITEM 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 2.        Properties

As of December 31, 2019, the net book value of our real properties, including land, was $0.0 million. The following is a list of our offices:

		Year	Net Book Value of
		Acquired	Real
Location	Leased or Owned	or Leased	Property
			(In thousands)
Home Banking Office

1617 East Racine Avenue	Leased	2017	—
Waukesha, Wisconsin 53186

Branch Offices:

Brookfield Office	Owned	2015	4,181
1360 South Moorland Road
Brookfield, Wisconsin 53005

West Office	Owned	1984	358
1801 Summit Avenue
Waukesha, Wisconsin 53188

Bay View Office	Leased	2017	—
3974 South Howell Avenue
Milwaukee, Wisconsin 53207

ITEM 3.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.        Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “FFBW.” The approximate number of holders of record of FFBW common stock as of March 31,  2020, was 250.  Certain shares of FFBW, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

 (b)   Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)   Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2019, there were no compensation plans under which equity securities of FFBW, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.

ITEM 6.        Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited and unaudited financial statements, which appear beginning on page F‑2 of this Annual Report on Form 10‑K.

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

Our current business strategy consists of the following:

•

Grow organically while managing operating expense and risk. As a result of our new executive management team and infrastructure, increased loan personnel and enhanced loan policies and procedures and credit administration processes, and given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk.

•

Grow through opportunistic bank or branch acquisitions or de novo branching. In addition to our expected organic growth, we intend to pursue a business strategy to grow through whole bank and/or branch acquisitions, in each case where we believe the acquisition would enhance over a relatively short period of time the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in southeastern Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or adding loan production offices. The capital we are raising in the offering will also provide us the opportunity to make acquisitions of other financial institutions or branches thereof, and will help fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness. Our board of directors has formed a Mergers & Acquisitions Committee in order to enhance our ability to review and assess future merger and acquisition opportunities. Additionally, we believe that our experienced management team, led by our president and chief executive officer Edward H. Schaefer, will enable us to seek and review these opportunities in an efficient and prudent manner.

•

Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio, and we intend to retain our presence as a mortgage lender in our market area. Since our hiring of our new president and chief executive officer in July 2016, we believe that we have implemented a stronger sales culture in our institution and we intend to continue to increase our emphasis on the origination of commercial real estate and commercial and industrial loans. Since 2016 we have added four new loan officers, including two commercial loan officers, and a senior vice president of lending and we intend to add additional lenders following completion of the conversion and offering. Additionally, in recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting, information technology and compliance operations. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our stock offering which closed in January 2020 will support an increase in our lending limits, which will enable us to originate larger loans to new and existing customers.

•

Continue to increase core deposits, with an emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts, statement savings and health savings accounts. As part of our focus on commercial loan growth, our lenders are expected to source business checking accounts from our borrowers. We have recently hired a senior vice president of lending and a senior vice president of operations. These individuals are leading our efforts to increase the origination of commercial and industrial loan and deposit relationships. In addition to these core relationships, we expect to continue to utilize non-core funding sources, such as brokered deposits and borrowings, as needed, to fund future loan growth and our operations.

•

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.39% at December 31, 2019, compared to 0.30% at December 31, 2018 and 0.73% at December 31, 2017. At December 31, 2019, the majority of our nonperforming assets were related to one-to-four family residential real estate loans, including investor-owned one-to-four family loans, as our residential borrowers experienced difficulties repaying their loans during the past recession. We will continue to increase our investment in our credit review function, both in personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. First Federal Bank of Wisconsin estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 15 of the Financial Statements “ – Fair Value.”

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets increased $29.5 million, or 11.2%, to $292.2 million at December 31, 2019 from $262.7 million at December 31, 2018. The increase was primarily a result of increases in cash and cash equivalents of $34.9 million and available for sale securities of $4.4 million,  offset in part by a  decrease in net loans of $9.4 million.

Cash and due from banks. Cash and due from banks increased $2.3 million, or 134.9%, to $4.1 million at December 31, 2019 from $1.7 million at December 31, 2018. The increase resulted primarily from the receipt of cash from stock offering subscriptions.

Fed funds sold. Fed funds sold increased $32.5 million, or 1,186.5%, to $35.3 million at December 31, 2019 from $2.7 million at December 31, 2018, primarily from the receipt of cash from stock offering subscriptions.

Net Loans.  Net loans decreased $9.4 million, or 4.7%, to $189.3 million at December 31, 2019 from $198.7 million at December 31, 2018. The decrease resulted from the net of increases in commercial development loans of $10.4 million, or 133.6%, commercial and industrial loans of $539,000, or 4.1%, and consumer loans of $1.5 million, or 54.8%, offset by decreases of $804,000, or 1.2%, in commercial real-estate loans, $11.6 million, or 28.4%, in one-to-four family owner-occupied loans, $4.2 million, or 13.1%, in one-to-four family investor-owned loans and $4.9 million, or 14.3%, in multifamily loans.

During the years ended December 31, 2019 and 2018, we sold $19.1 million and $13.0 million, respectively, of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities increased $4.4 million, or 10.1%, to $48.2 million at December 31, 2019 from $43.8 million at December 31, 2018. This was a result of deploying funds received from the stock offering subscriptions.

Other equity investments.  Other equity investments increased $41,000, or 5.5%, to $780,000 at December 31, 2019 from $739,000 at December 31, 2018. This was a result of a purchase of Bankers’ Bank stock of $206,000 offset partially by a reduction in FHLB stock outstanding of $165,000.

Deposits.  Deposits increased $34.0 million, or 18.6%, to $217.3 million at December 31, 2019 from $183.2 million at December 31, 2018.  As of December 31, 2019, $52.6 million received from the stock offering subscription is included in deposits, compared to $0 as of December 31, 2018. In addition, interest-bearing checking accounts increased $1.5 million, or 28.0%, to $6.9 million at December 31, 2019 from $5.4 million at December 31, 2018, and money market accounts increased $4.8 million, or 11.4%, to $46.7 million at December 31, 2019, compared to $41.9 million at December 31, 2018.  Partially offsetting these increases, noninterest-bearing checking accounts decreased $2.0 million, or 8.9%, to $20.7 million as of December 31, 2019 compared to $22.8 million as of December 31, 2018,  savings accounts decreased $1.4 million, or 10.3%, to $12.4 million at December 31, 2019, compared to $13.8 million at December 31, 2018, health savings accounts decreased $527,000, or 4.7%, to $10.7 million at December 31, 2019, compared to $11.2 million at December 31, 2018, and certificates of deposit decreased $20.9 million, or 23.7%, to $67.2 million as of December 31, 2019 from $88.1 million as of December 31, 2018. Included in the certificates of deposit were brokered deposits of $8 million as of December 31, 2019 and $14 million as of December 31, 2018.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $11.5 million at December 31, 2019 compared to $17.8 million at December 31, 2018. The aggregate cost of outstanding advances from the FHLB was 2.10% at December 31, 2019, compared to the Bank’s cost of deposits of 1.25% at that date.

Other liabilities. Other liabilities increased $215,000, or 16.7%, to $1.5 million at December 31, 2019 from $1.3 million at December 31, 2018.

Total Equity.  Total equity increased $1.5 million, or 2.5%, to $61.9 million at December 31, 2019 from $60.4 million at December 31, 2018. The increase resulted primarily from net income of $1.6 million, recognition of ESOP shares of $138,000, recognition of stock-based compensation of $338,000, and other comprehensive income of $937,000, partially offset by the repurchase of common stock of $1.5 million.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

General.  We had net income of $1.6 million for the year ended December 31, 2019, compared to net income of $1.1 million for the year ended December 31, 2018, an increase of $498,000, or 47.1%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $255,000, or 3.2%, an increase in noninterest income of $348,000, or 49.7%, and a  decrease in noninterest expense of $79,000, or 1.1%, offset in part by an increase in income taxes of $498,000, or 47.1%.

Interest and dividend income. Interest and dividend income increased $622,000, or 5.9%, to $11.2 million for the year ended December 31, 2019 from $10.6 million for the year ended December 31, 2018. The increase was primarily attributable to a $765,000 increase in interest on loans, due to an increase in the average balance of loans of $8.5 million year to year. This was partially offset by a decrease in interest on available for sale securities of $173,000, due to a decrease in the average balance of available for sale securities of $10.7 million year to year.

Interest Expense. Interest expense increased $679,000, or 32.2%, to $2.8 million for the year ended December 31, 2019, from $2.1 million for the year ended December 31, 2018. Interest expense on interest-bearing deposits increased $768,000, or 45.8%, year to year. The average cost of our interest-bearing deposits increased 48 basis points to 1.53% from 1.05%, while the average balance of interest-bearing deposits decreased by $176,000, or 0.1%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $89,000, or 20.6%, to $343,000 during the year ended December 31, 2019 from $432,000 during the year ended December 31, 2018, as the average balance of borrowings decreased $6.6 million to $16.0 million for the 2019 period from $22.6 million for 2018, even while the cost of borrowings did increase 23 basis points to 2.14% for 2019 from 1.92% for the 2018.

Net Interest Income.  Net interest income decreased $57,000, or 0.7%, to $8.4 million for the year ended December 31, 2019 from $8.5 million for the year ended December 31, 2018. Average net interest-earning assets increased $6.1 million to $70.6 million for 2019 from $64.5 million for 2018. However, our net interest rate spread decreased to 2.97% for the year ended December 31, 2019 from 3.14% for the year ended December 31, 2018, and our net interest margin decreased to 3.42% for 2019 from 3.44% for 2018. This is due to margin compression earlier in the year with rate decreases from the Federal Reserve. This margin compression has slowed and even reversed in the fourth quarter.

Provision for Loan Losses.  We recorded a provision for loan losses of $201,000 for the year ended December 31, 2019, compared to a $513,000 provision for the year ended December 31, 2018. The allowance for loan losses was $2.3 million, or 1.18% of total loans, at December 31, 2019, compared to $2.1 million, or 1.05% of total loans, at December 31, 2018. Classified (substandard, doubtful and loss) loans increased to $638,000 at December 31, 2019 from $421,000 at December 31, 2018. Total nonperforming loans increased to $1.1 million at December 31, 2019 from $720,000 at December 31, 2018. Net charge-offs for the year ended December 31, 2019 were $55,000, compared to $195,000 for the prior year period. At December 31, 2019, $724,000, or 67.6%, of the nonperforming loans were contractually current.

Noninterest Income. 2019 noninterest income increased $348,000, or 49.7% in 2019 versus 2018.  The increase was primarily due to the gain on sale of loans increasing $145,000 in 2019 compared to 2018 due to management’s decision to sell more mortgage loans rather than retain these loans in portfolio to make room for higher yielding commercial loans as well as recognizing a loss of $224,000 from the sale of securities recognized in the fourth quarter of 2018. These gains were partially offset by a $21,000 reduction in service charges and other fees year-over-year.

Noninterest Expense.  Noninterest expense decreased $79,000, or 1.1%, to $7.2 million for the year ended December 31, 2019 from $7.3 million for the year ended December 31, 2018. The decrease was due primarily to a decrease of $179,000, or 22.4%, in other expense, to $619,000 for the year ended December 31, 2019 from $798,000 for the year ended December 31, 2018. The decrease was due to a reduction in FDIC insurance as well as marketing expense in 2019.  In addition, professional fees decreased $53,000, or 12.1% and foreclosed asset expenses decreased $31,000, or 86.1% year-over-year. These decreases were offset in part by an increase of $52,000, or 9.5%, in data processing expense, salaries and employee benefits of $20,000, or 0.5%, occupancy and equipment of $41,000, or 4.1%, and technology expense of $71,000, or 29.2%.

Income Tax Expense.  We recorded an income tax expense of $502,000 for the year ended December 31, 2019 compared to $318,000 for the year ended December 31, 2018, an increase of $184,000, or 57.9%, due to increase in income before income taxes of $682,000.

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

	For the Year Ended December 31,
	2019			2018			2017
	Average			Average			Average
	Outstanding			Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$197,766	$9,957	5.03%	$189,233	$9,192	4.86%	$170,577	$7,817	4.58%
Available for sale securities	44,316	1,166	2.63%	55,030	1,339	2.43%	47,602	1,085	2.28
Interest-bearing deposits	3,838	73	1.90%	2,278	42	1.84%	7,024	79	1.12
Other equity investments	712	35	4.92%	765	36	4.71%	700	14	2.00
Total interest-earning assets	246,632	11,231	4.55%	247,306	10,609	4.29%	225,903	8,995	3.98
Noninterest-earning assets	16,638			20,763			20,454
Allowance for loan losses	(2,221)			(1,912)			(1,542)
Total assets	$261,049			$266,157			$244,815

Interest-bearing liabilities:
Demand accounts	$5,903	29	0.49%	$5,225	24	0.46%	$3,254	11	0.34%
Money market accounts	46,700	638	1.37%	51,855	433	0.84%	54,956	282	0.51
Savings accounts	14,347	17	0.12%	15,394	29	0.19%	16,447	16	0.10
Health savings accounts	11,014	34	0.31%	11,462	30	0.26%	11,485	30	0.26
Certificates of deposit	82,073	1,727	2.10%	76,277	1,161	1.52%	77,990	975	1.25
Total interest-bearing deposits	160,037	2,445	1.53%	160,213	1,677	1.05%	164,132	1,314	0.80
Borrowings	15,992	343	2.14%	22,552	432	1.92%	17,866	240	1.34
Total interest-bearing liabilities	176,029	2,788	1.58%	182,765	2,109	1.15%	181,998	1,554	0.85
Noninterest-bearing deposits	21,737			19,631			20,902
Other non-interest bearing liabilities	2,121			229			2,083
Total liabilities	199,887			202,625			204,983
Equity	61,162			63,532			36,832
Total liabilities and equity	$261,049			$266,157			$241,815
Net interest income		8,443			8,500			$7,441
Net interest rate spread(1)			2.97%			3.14%			3.13%
Net interest-earning assets(2)	70,603			64,541			$43,905
Net interest margin(3)			3.42%			3.44%			3.29%
Average of interest-earning assets to interest-bearing liabilities	140%			135%			124%

(1)Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Year Ended December 31,
	2019 vs.2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$414	$351	$765
Available for sale securities	(261)	88	(173)
Interest-bearing deposits	29	2	31
Other equity investments	(2)	1	(1)
Total interest-earning assets	$180	$442	$622

Interest-bearing liabilities:
Demand accounts	$3	$2	$5
Money market accounts	(43)	248	205
Savings accounts	(2)	(10)	(12)
Health savings accounts	(1)	5	4
Certificates of deposit	88	478	566
Total deposits	$45	$723	$768
Borrowings	(126)	37	(89)
Total interest-bearing liabilities	(81)	760	679
Change in net interest income	$261	$(318)	$(57)

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•originating commercial real estate, multifamily and commercial and industrial loans, all of which tend to have shorter terms and higher interest rates than one-to-four family owner-occupied residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing checking accounts;

•selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate one-to-four owner-occupied residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one-to-four family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

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

The tables below set forth, as of December 31, 2019, the estimated changes in our NPV that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase		NPV as a Percentage of Present
Change in		(Decrease) in NPV		Value of Assets (3)
Interest					Increase
Rates (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
300	$59,283	$290	0.49%	21.50%	1.24%
200	60,376	1,383	2.34%	21.43%	1.16
100	60,279	1,286	2.18%	21.02%	0.75
—	58,993	—	—%	20.27%	—
(100)	57,246	(1,747)	(2.96)%	19.39%	(0.87)

(1)Assumes an immediate uniform change in interest rates at all maturities.

(2)NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2019, in the event of a 100 basis point decrease in interest rates, we would have experienced a 2.96%  decrease in NPV. In the event of a 200 basis point increase in interest rates at December 31, 2019, we would have experienced a 2.34%  increase in NPV.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At December 31, 2019, we had $11.5 million outstanding in advances from the FHLB-Chicago. At December 31, 2019 we had $3.2 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at December 31, 2019 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.7 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, the sale of securities and proceeds from maturing securities, and pay downs on securities, was $5.8 million and ($14.7 million) for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB advances, was $26.3 million and $5.3 million for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $50.4 million, or 19.4% of adjusted total assets, which is above the well-capitalized required level of $13.0 million, or 5.0%; and total risk-based capital of $52.7 million, or 27.7% of risk-weighted assets, which is above the well-capitalized required level of $21.3 million, or 10.0%. Management is not aware of any conditions or events since December 31, 2019, that would change our category.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 - "Commitments and Contingencies" of the Notes to the Financial Statements beginning on page F‑2 of this Annual Report on Form 10‑K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1‑ "Summary of Significant Accounting Policies" of the notes to our financial statements beginning on page F‑2 of this this Annual Report on Form 10‑K.

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

ITEM 8.          Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10‑K beginning at page F‑2.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       Controls and Procedures

(a)    An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)    Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles(“GAAP”) and necessarily include some amounts based on management’s best estimates and judgments. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2019 is effective using these criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         Other Information

Date of Annual Meeting of Stockholders.

The 2020 Annual Meeting of Stockholders of FFBW will be held on Wednesday, May 27, 2020 at 2:00 at 1360 S Moorland Rd, Brookfield, Wisconsin.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued:

Number of Shares
Remaining
Available
for Future
Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted	Compensation
	Exercise of	Average Exercise	Plans
	Outstanding	Price of	(Excluding Shares
	Options,	Outstanding	Reflected in the
	warrants and	Options, warrants	first
Plan Category	rights	and rights	column)(1)
Equity compensation plans approved by stockholders	222,089	10.79	101,923
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	222,089	10.81	101,923

(1)Includes unexercised options and unissued restricted shares.

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

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The documents filed as a part of this Form 10‑K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2019 and 2018

(C)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018

(E)	Consolidated Statements of Changes in Equity for the years ended December 31, 2019 and 2018

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(G)	Notes to Consolidated Financial Statements.

(a)(2)     Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)    Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4.1	Form of Common Stock Certificate of FFBW(2)
4.2	Description of FFBW’s Securities
10.1	Amended and Restated Employment Agreement with Edward H. Schaefer(3)
10.2	Amended and Employment Agreement with for Nikola Schaumberg(3)
10.3	Deferred Compensation Agreement with Edward H. Schaefer(4)
10.4	Amended and Restated Deferred Compensation Agreement with Gary Riley(4)
10.5	Split-Dollar Life Agreement with Edward H. Schaefer(5)
10.6	FFBW, Inc. 2018 Equity Incentive Plan(6)
21	Subsidiaries
23	Consent of Wipfli LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S‑1 (file no. 333‑233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Registration Statement on Form S‑1 (file no. 333‑233740), filed on September 13, 2019.
(3)	Incorporated by reference to the Current Report on Form 8‑K filed on January 16, 2020.
(4)	Incorporated by reference to Exhibit 10.4 the Registration Statement on Form S‑1 (file no. 333‑218736), filed by FFBW, Inc., a federal corporation, on June 14, 2017.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by FFBW, Inc., a federal corporation, on October 17, 2018.
(6)	Incorporated by reference to Appendix A of the Proxy Statement of FFBW, Inc., a federal corporation, filed on October 17, 2018

ITEM16.         Form 10‑K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FFBW, Inc.
Brookfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FFBW, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

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

March 25, 2020

Milwaukee, Wisconsin

FFBW, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$4,101	$1,746
Fed funds sold	35,276	2,742
Cash and cash equivalents	39,377	4,488
Available for sale securities, stated at fair value	48,179	43,751
Loans held for sale	200	679
Loans, net of allowance for loan and lease losses of $2,264 and $2,118, respectively	189,291	198,694
Premises and equipment, net	4,807	5,057
Foreclosed assets	84	69
Other equity investments	780	739
Accrued interest receivable	725	768
Cash value of life insurance	7,068	7,007
Other assets	1,707	1,474
TOTAL ASSETS	$292,218	$262,726

Liabilities and Equity

Deposits	$217,252	$183,205
Advance payments by borrowers for taxes and insurance	46	55
FHLB advances	11,500	17,750
Accrued interest payable	51	70
Other liabilities	1,499	1,284
Total liabilities	$230,348	$202,364
Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of December 31, 2019 and 2018, respectively)	$—	$—
Common stock ($0.01 par value, 19,000,000 shares authorized, 6,706,742 and 6,696,742 shares issued, 6,566,478 and 6,696,742 shares outstanding as of December 31, 2019 and 2018, respectively)	67	67
Additional paid in capital	28,672	28,326
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (230,343 and 243,303 shares at December 31, 2019 and 2018, respectively)	(2,303)	(2,433)
Retained earnings	36,551	34,995
Accumulated other comprehensive income (loss), net of income taxes	344	(593)
Less treasury stock, 140,264 and 0 shares at cost, at December 31, 2019 and 2018, respectively	(1,461)	—
Total equity	$61,870	$60,362
TOTAL LIABILITIES AND EQUITY	$292,218	$262,726

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Years ended December 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$9,957	$9,192
Securities
Taxable	1,144	1,290
Tax-exempt	22	49
Other	108	78

Total interest and dividend income	11,231	10,609

Interest Expense:
Interest-bearing deposits	2,445	1,677
Borrowed funds	343	432

Total interest expense	2,788	2,109

Net interest income	8,443	8,500
Provision for loan losses	201	513

Net interest income after provision for loan losses	8,242	7,987

Noninterest income:
Service charges and other fees	350	371
Net gain on sale of loans	389	244
Net loss on sale of securities	(4)	(204)
Increase in cash surrender value of insurance	218	194
Other noninterest income	95	95

Total noninterest income	1,048	700

Noninterest expense:
Salaries and employee benefits	4,268	4,248
Occupancy and equipment	1,043	1,002
Data processing	598	546
Technology	314	243
Foreclosed assets, net	5	36
Professional fees	385	438
Other noninterest expense	619	798

Total noninterest expense	7,232	7,311

Income before income taxes	2,058	1,376
Provision for income taxes	502	318

Net income	$1,556	$1,058

Earnings per share
Basic	$0.24	$0.17
Diluted	$0.24	$0.17

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,
	2019	2018
Net income	$1,556	$1,058
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	1,279	(637)
Reclassification adjustment for losses realized in net income	4	204
Other comprehensive income (loss) before tax effect	1,283	(433)
Tax effect of other comprehensive income (loss) items	(346)	87
Other comprehensive income (loss), net of tax	937	(346)
Comprehensive income	$2,493	$712

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2017	6,612,500	$66	$28,296	$(2,563)	$33,937	$(247)	$—	$59,489
Net income	—	—	—	—	1,058	—	—	1,058
ESOP shares committed to be released (12,960 shares)	—	—	13	130	—	—	—	143
Stock based compensation expense	84,242	1	17	—	—	—	—	18
Other comprehensive loss		—	—	—	—	(346)	—	(346)
Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$—	$60,362
Net income	—	—	—	—	1,556	—	—	1,556
ESOP shares committed to be released (12,960 shares)	—	—	8	130	—	—	—	138
Stock based compensation expense	10,000	—	338	—	—	—	—	338
Other comprehensive income	—	—	—	—	—	937	—	937
Repurchase of common stock	(140,264)	—	—	—	—	—	(1,461)	(1,461)
Balance at December 31, 2019	6,566,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,556	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	201	513
Depreciation	346	342
Net accretion of loan portfolio discount and deposit premium	(113)	(144)
Net amortization on securities available for sale	357	526
(Gain) loss on sales and impairments of foreclosed assets	(7)	17
Loss on sale of available for sale securities	4	204
Increase in cash surrender value of life insurance	(218)	(194)
ESOP compensation	138	143
Stock based compensation	338	18
Changes in operating assets and liabilities:
Accrued interest receivable	43	14
Loans held for sale	479	(570)
Other assets	(579)	42
Accrued interest payable	(19)	33
Other liabilities	215	28
Net cash provided by operating activities	$2,741	$2,030
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$4,836	$12,874
Maturities, calls, paydowns on available for sale securities	7,327	8,091
Purchases of available for sale securities	(15,669)	(7,867)
Net (increase) decrease in loans	9,231	(27,967)
Purchases of premises and equipment	(96)	(109)
Proceeds from redemption of FHLB stock	165	—
Purchase of FHLB stock	—	(225)
Purchase of Bankers' Bank stock	(206)	—
Proceeds from redemption of life insurance	161	—
Purchase of life insurance	(4)	(255)
Proceeds from sale of foreclosed assets	76	792
Net cash provided by (used in) investing activities	$5,821	$(14,666)
Cash flows from financing activities:
Net increase in deposits	$34,047	$292
Net (decrease) increase in escrow	(9)	19
Repayments of FHLB advances	(7,750)	(2,000)
Proceeds from FHLB advances	1,500	7,000
Repurchase of common stock	(1,461)	—
Net cash provided by financing activities	$26,327	$5,311
Net increase (decrease) in cash and cash equivalents	$34,889	$(7,325)
Cash and cash equivalents at beginning	4,488	11,813
Cash and cash equivalents at end	$39,377	$4,488

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,807	$2,076
Cash paid for income taxes	415	120
Loans transferred to foreclosed assets	84	238
Financed sales of foreclosed assets	—	21

See accompanying notes to financial statements

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 1 - Summary of Significant Accounting Policies

Organization

From October 2017 until January 2020, as discussed below, we operated in a two-tier mutual holding company structure. FFBW, Inc. (the “Company”) was a federal corporation that was the publicly traded stock holding company of First Federal Bank of Wisconsin (the “Bank”). At December 31, 2019, the Company had 6,566,478 shares of common stock outstanding, of which 2,929,603 shares, or 44.6%, were owned by the public, including 25,000 shares owned by FFBW Community Foundation, and the remaining 3,636,875 shares were held by FFBW, MHC (the “MHC”), a federally chartered mutual holding company and former parent company of the Company.

At December 31, 2019, the significant assets of the Company consisted of the capital stock of the Bank. The liabilities of the Company were insignificant. The Company was subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company was subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View neighborhood of Milwaukee.

FFBW, Inc. (“New FFBW”), a Maryland corporation that was organized in September 2019, is a savings and loan holding headquartered in Waukesha, Wisconsin. New FFBW was formed to be the successor to the Company upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. In conjunction with the Conversion, the MHC and the Company merged into New FFBW. The Conversion was completed on January 16, 2020. In the Conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $41.5 million, and issued 3,436,430 shares of common stock in exchange for the shares of common stock of Old FFBW owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the Conversion, the Company and the Bank will not be permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $603 have been incurred related to the conversion as of December 31, 2019.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

Service charges and other fees - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements, and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied. The Company's monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Interchange fees - Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These fees are included in “service charges and other fees” on the Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

One-to-four family owner-occupied: These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Also included in this category are junior liens on one-to-four family residential properties. Underwriting standards for one-to-four family owner-occupied loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

One-to-four family investor-owned: These loans may be to individuals or businesses and are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property(ies). The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to the general economic factors or conditions specific to the real estate market, such as geographic location and/or purpose type.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income. The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for losses realized on sales of securities available for sale comprise the entire balance of “net loss on sale of securities” on the statements of operations. As part of this reclassification, income tax credit of approximately $1 was recognized for the year ended December 31, 2019 and income tax expense of approximately $56 was recognized for the year ended December 31, 2018 in “provision for income taxes” on the statements of operations.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Subsequent Events

Subsequent events have been evaluated through March 25, 2020, which is the date the financial statements are available to be issued.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 classifications.

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

The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB).

ASU No. 2014-09, "Revenue from Contracts with Customers."

The objective of this new standard is to provide a common revenue standard for all entities that enter into contracts with customers to transfer goods, services, or nonfinancial assets. The Company adopted this new accounting standard for the effective January 1, 2019, using the modified retrospective approach. The Company did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company has included additional disclosures as required by the guidance.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”

ASU No. 2016-01 is a wide-ranging standard with several elements that will impact most financial institutions. The standard introduces new guidance that applies to most equity investments. Under the standard, equity securities can no longer be classified as available-for-sale securities. Instead, market value fluctuations on equity securities will have to be recognized directly through net income. An entity may elect to value equity investments without a readily determinable fair value at its cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, with any changes recognized through net income. The standard also eliminates certain disclosure requirements related to financial instruments. Non-public business entities will no longer have to disclose the fair value of financial instruments measured at amortized cost in the financial statements. Public business entities (“PBEs”) will still need to make this disclosure but will no longer be required to disclose the methods and significant assumptions used to determine the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for non-PBEs for years beginning after December 15, 2018, and was effective for PBEs with fiscal years beginning after December 15, 2017. ASU 2016-01 will require the Company to adjust its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

The following ASUs have been issued by the FASB and may impact the Company's financial statements in future reporting periods:

ASU No. 2016-13, “Credit Losses (Topic 326).”

ASU No. 2019-04, “Codification Improvements to Topic 326.”

ASU No. 2019-05, “Financial Instruments-Credit Losses.”

ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its financial statements.

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

The new standard is effective for the Company on January 1, 2021, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2021 using the effective date as its date of initial application. The Company is evaluating what impact this standard will have on its consolidated financial statements.

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

NOTE 2 – Earnings Per Share

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

The following table presents the earnings per share calculations for the years ended December 31:

	2019	2018
Net income	$1,556	$1,058
Basic potential common shares
Weighted average shares outstanding	6,620,922	6,617,507
Weighted average unallocated Employee Stock Ownership Plan Shares	(236,823)	(249,783)
Basic weighted average shares outstanding	6,384,099	6,367,724
Dilutive potential common shares	222,089	—
Dilutive weighted average shares outstanding	6,606,188	6,367,724

Basic earnings per share	$0.24	$0.17
Diluted earnings per share	$0.24	$0.17

NOTE 3 - Cash and Due from Banks

Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The Company was required to maintain reserve balances on deposit with the Federal Reserve Bank of $0 as of both December 31, 2019 and 2018.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Obligations of the US government and US government sponsored agencies	$944	$14	$—	$958
Obligations of states and political subdivisions	8,590	36	(21)	8,605
Mortgage-backed securities	35,095	486	(99)	35,482
Certificates of deposit	1,000	17	—	1,017
Corporate debt securities	2,080	37	—	2,117
Total available for sale securities	$47,709	$590	$(120)	$48,179

December 31, 2018
Obligations of the US government and US government sponsored agencies	$1,299	$8	$—	$1,307
Obligations of states and political subdivisions	8,381	17	(103)	8,295
Mortgage-backed securities	29,164	24	(652)	28,536
Certificates of deposit	1,500	1	(55)	1,446
Corporate debt securities	4,220	2	(55)	4,167
Total available for sale securities	$44,564	$52	$(865)	$43,751

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Obligations of states and political subdivisions	$2,569	$(17)	$1,059	$(4)	$3,628	$(21)
Mortgage-backed securities	7,604	(57)	4,372	(42)	11,976	(99)
Total	$10,173	$(74)	$5,431	$(46)	$15,604	$(120)
December 31, 2018
Obligations of the US government and US government sponsored agencies	$175	$—	$113	$—	$288	$—
Obligations of states and political subdivisions	—	—	6,142	(103)	6,142	(103)
Mortgage-backed securities	1,171	(24)	24,725	(628)	25,896	(652)
Certificates of deposit	—	—	1,195	(55)	1,195	(55)
Corporate debt securities	384	(2)	3,128	(53)	3,512	(55)
Total	$1,730	$(26)	$35,303	$(839)	$37,033	$(865)

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

At December 31, 2019, the investment portfolio included 14 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2018, the investment portfolio included 79 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 6 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the years ended December 31, 2019 or December 31, 2018.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$1,297	$1,306
Due after one year through 5 years	2,843	2,890
Due after 5 years through 10 years	4,395	4,418
Due after 10 years	4,079	4,083
Subtotal	$12,614	$12,697
Mortgage-backed securities	35,095	35,482
Total	$47,709	$48,179

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses:

	Years ended December 31,
	2019	2018
Proceeds from sale of securities	$4,836	$12,874
Gross gains	21	35
Gross losses	(25)	(239)

Available for sale securities with a carrying value of $999 and $960 were pledged at December 31, 2019 and 2018, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 5 - Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2019	2018
Commercial
Development	$18,222	$7,801
Real estate	68,621	69,425
Commercial and industrial	13,681	13,142
Residential real estate and consumer
One-to-four family owner-occupied	29,380	41,018
One-to-four family investor-owned	28,077	32,312
Multifamily	29,531	34,467
Consumer	4,230	2,733
Subtotal	$191,742	$200,898
Deferred loan fees	(187)	(86)
Allowance for loan losses	(2,264)	(2,118)
Net loans	$189,291	$198,694

Deposit accounts in an overdraft position and reclassified as loans approximated $6 and $7 at December 31, 2019 and 2018, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Year Ended	Commercial	and consumer	Total
December 31, 2019
Beginning balance	$940	$1,178	$2,118
Provision for loan losses	311	(110)	201
Loans charged off	—	(58)	(58)
Recoveries of loans previously charged off	—	3	3
Total ending allowance balance	$1,251	$1,013	$2,264

December 31, 2018
Beginning balance	$660	$1,140	$1,800
Provision for loan losses	304	209	513
Loans charged off	(24)	(172)	(196)
Recoveries of loans previously charged off	—	1	1
Total ending allowance balance	$940	$1,178	$2,118

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential real
		estate and
December 31, 2019	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$798	$1,457	$2,255
Collectively evaluated for impairment	99,726	89,761	189,487
Total loans	$100,524	$91,218	$191,742

Allowance for loan losses:
Individually evaluated for impairment	$158	$77	$235
Collectively evaluated for impairment	1,093	936	2,029
Total allowance for loan losses	$1,251	$1,013	$2,264

		Residential real
		estate and
December 31, 2018	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$87	$1,469	$1,556
Collectively evaluated for impairment	90,281	109,061	199,342
Total loans	$90,368	$110,530	$200,898

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	940	1,178	2,118
Total allowance for loan losses	$940	$1,178	$2,118

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of December 31, 2019	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$729	$729	$158	$740	$19
Residential real estate and consumer
One-to-four family investor-owned	415	403	77	412	—
Total loans with related allowance for loan losses	1,144	1,132	235	1,152	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	73	69	—	77	5
Residential real estate and consumer
One-to-four family owner-occupied	795	744	—	754	5
One-to-four family investor-owned	243	221	—	231	—
Consumer	114	89	—	98	—
Total loans with no related allowance for loan losses	1,225	1,123	—	1,160	10

Total impaired loans	$2,369	$2,255	$235	$2,312	$29

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

	Principal	Recorded	Related	Average	Interest
As of December 31, 2018	Balance	Investment	Allowance	Investment	Recognized

Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	$89	$87	$—	$93	$5
Residential real estate and consumer
One-to-four family owner-occupied	1,142	1,120	—	1,137	26
One-to-four family investor-owned	248	241	—	246	—
Consumer	114	108	—	114	—

Total impaired loans	$1,593	$1,556	$—	$1,590	$31

There were no additional funds committed to impaired loans as of December 31, 2019 and 2018.

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

Commercial loans and one-to-four family investor-owned and multifamily loans are generally evaluated using the following internally prepared ratings:

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
December 31, 2019
Development	$18,222	$—	$—	$—	$18,222
Real estate	68,036	585	—	—	68,621
Commercial and industrial	10,888	2,779	14	—	13,681
One-to-four family investor-owned	27,453	—	624	—	28,077
Multifamily	29,531	—	—	—	29,531
Totals	$154,130	$3,364	$638	$—	$158,132
December 31, 2018
Development	$7,801	$—	$—	$—	$7,801
Real estate	69,425	—	—	—	69,425
Commercial and industrial	13,122	—	20	—	13,142
One-to-four family investor-owned	30,558	1,353	401	—	32,312
Multifamily	34,467	—	—	—	34,467
Totals	$155,373	$1,353	$421	$—	$157,147

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
December 31, 2019
One-to-four family owner-occupied	$28,636	$744	$29,380
Consumer	4,141	89	4,230
	$32,777	$833	$33,610
December 31, 2018
One-to-four family owner-occupied	$39,919	$1,099	$41,018
Consumer	2,625	108	2,733
	$42,544	$1,207	$43,751

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2019
Commercial
Development	$18,222	$—	$—	$18,222	$—
Real estate	68,621	—	—	68,621	—
Commercial and industrial	13,681	—	—	13,681	14
Residential real estate and consumer
One-to-four family owner-occupied	29,034	—	346	29,380	346
One-to-four family investor-owned	28,077	—	—	28,077	624
Multifamily	29,531	—	—	29,531	—
Consumer	4,230	—	—	4,230	86
Total	$191,396	$—	$346	$191,742	$1,070

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2018
Commercial
Development	$7,801	$—	$—	$7,801	$—
Real estate	69,425	—	—	69,425	—
Commercial and industrial	13,076	66	—	13,142	20
Residential real estate and consumer
One-to-four family owner-occupied	41,013	5	—	41,018	365
One-to-four family investor-owned	32,069	243	—	32,312	241
Multifamily	34,467	—	—	34,467	—
Consumer	2,733	—	—	2,733	94
Total	$200,584	$314	$—	$200,898	$720

There are no loans 90 or more days past due and accruing interest as of December 31, 2019 or 2018.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Nonaccrual loans are as follows:

As of December 31	2019	2018
Nonaccrual loans, other than troubled debt restructurings	$416	$20
Nonaccrual loans, troubled debt restructurings	654	700
Total nonaccrual loans	1,070	720
Restructured loans, accruing	$1,185	$501

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The following presents information regarding new modifications of loans classified as troubled debt restructurings during the years ended December 31, 2019 and 2018. All troubled debt restructurings are classified as impaired loans. The recorded investment presented in the following tables does not include specific reserves for loan losses recognized for these loans, which totaled $158 at December 31, 2019 and December 31, 2018.

			Post-
	Number of	Pre-Modification	Modification
	Modifications	Investment	Investment
December 31, 2019
Commercial
Commercial and industrial	2	$729	$729
Residential real estate and consumer:
One-to-four family owner-occupied	3	285	285
Total loan modifications	5	$1,014	$1,014
December 31, 2018
Residential real estate and consumer:
One-to-four family owner-occupied	2	$302	$302
One-to-four family investor-owned	1	250	250
Consumer	1	20	20
Total loan modifications	4	$572	$572

No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2019 and 2018. The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days.

The Company continues to evaluate purchased loans for impairment. The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected under the loans. The following table reflects the carrying value of all purchased loans:

	Contractually Required
	Payments Receivable		Carrying Value
		Non-Credit	of
As of December 31, 2019	Credit Impaired	Impaired	Purchased Loans
Commercial
Real estate	$—	$—	$—
Residential real estate and consumer
One-to-four family owner-occupied	—	4,580	4,548
One-to-four family investor-owned	—	6,580	6,535
Multifamily	—	—	—
Consumer	—	—	—
Totals	$—	$11,160	$11,083

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

	Contractually Required
	Payments Receivable		Carrying Value
		Non-Credit	of
As of December 31, 2018	Credit Impaired	Impaired	Purchased Loans
Commercial
Real estate	$—	$7,687	$7,673
Residential real estate and consumer
One-to-four family owner-occupied	—	5,075	5,014
One-to-four family investor-owned	—	9,269	9,164
Multifamily	—	3,953	3,943
Consumer	—	—	—
Totals	$—	$25,984	$25,794

As of December 31, 2019, the estimated contractually-required payments receivable on purchased credit impaired and purchased non-credit impaired loans was $0 and $11,160, respectively. The cash flows expected to be collected related to principal as of December 31, 2019 on all purchased loans is $11,083. As a result, there was approximately $77 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2019. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.

As of December 31, 2018, the estimated contractually-required payments receivable on purchased credit impaired and purchased non-credit impaired loans was $0 and $25,984, respectively. The cash flows expected to be collected related to principal as of December 31, 2018 on all purchased loans is $25,794. As a result, there was approximately $190 of remaining discount on the purchased loans. These amounts are based upon the estimate of the underlying collateral or discounted cash flows as of December 31, 2018. Any excess of cash flows expected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan as the purchased loans pay down, mature, renew or pay off.

The change in carrying amount of accretable yield for purchased loans was as follows:

	For years ended December 31,
	2019	2018

Beginning Balance	$190	$334
Additions	—	—
Accretion	(113)	(144)
Ending Balance	$77	$190

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 6 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	December 31,
	2019	2018

Land	$479	$479
Buildings	4,929	4,929
Leasehold improvements	162	153
Furniture and equipment	1,383	1,332

Totals	6,953	6,893

Less: Accumulated depreciation	2,146	1,836

Premises and equipment, net	$4,807	$5,057

Depreciation expense was $346 and $342 for the years ended December 31, 2019 and 2018, respectively.

During 2017, the Company sold and leased back two of its office buildings. In conjunction with the sales, the Company entered into ten-year leases, with options to renew for two additional five-year terms. Rent expense for all operating leases was $167 and $165 in 2019 and 2018, respectively.

Rent commitments, before considering renewal options that are present, are as follows as of December 31, 2019:

2020	$153
2021	144
2022	146
2023	148
2024	150
Thereafter	437
Total	$1,178

The Company also entered into a lease with a tenant for a portion of the Brookfield branch, commencing June 1, 2018 through May 31, 2024. As of December 31, 2019, minimum future rents receivable are as follows:

2020	$99
2021	101
2022	103
2023	106
2024	44
Total	$453

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 7 - Deposits

The composition of deposits are as follows:

	December 31,	December 31,
	2019	2018

Non-interest bearing checking	$20,733	$22,763
Interest bearing checking	6,941	5,424
Money market	46,673	41,910
Statement savings accounts	12,359	13,773
Health savings accounts	10,670	11,197
Deposits held in escrow for stock subscriptions	52,648	—
Certificates of deposit	67,228	88,138
Total	$217,252	$183,205

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $21,569 and $30,590 at December 31, 2019 and 2018, respectively.

The scheduled maturities of certificates of deposit are as follows as of December 31, 2019:

2020	$44,462
2021	17,354
2022	2,374
2023	2,046
2024	992

Total	$67,228

NOTE 8 – FHLB Advances

FHLB advances consist of the following as of December 31:

	2019		2018
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	1.62% - 2.70%	$7,500	1.42% - 2.70%	$11,750
Fixed term advances with floating spread	1.69% - 2.09%	4,000	1.54% - 2.05%	6,000

		$11,500		$17,750

The following is a summary of scheduled maturities of fixed term FHLB advances as of December 31, 2019:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount
2020	2.34%	$6,000	1.69%	$2,000	$8,000
2021	—%	—	2.09%	2,000	2,000
2022	1.71%	1,500	—%	—	1,500

Total	2.21%	$7,500	1.89%	$4,000	$11,500

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, and commercial real estate loans. The Company pledged approximately $147,039 and $158,923 of one-to-four family, multifamily, and commercial real estate loans to secure FHLB advances at December 31, 2019 and 2018, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $574 and $739 of FHLB stock owned by the Company at December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $3,194.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of December 31, 2019. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 9 – 401(k) Plan

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. To be eligible to participate, an employee must have completed 1,000 hours of service and be 21 years of age or older. The Company matches 100% of employee contributions up to 4% of their annual compensation. The Company may also make nonelective contributions to the plan at the discretion of the Board of Directors. Expense charged to operations for this plan was $170 and $154 for the years ended December 31, 2019 and 2018, respectively.

NOTE 10 - Income Taxes

The provision for income taxes included in the accompanying financial statements consists of the following components:

	Years ended December 31,
	2019	2018
Current Taxes (Benefit)
Federal	$389	$114
State	155	83
Total Current Taxes	544	197
Deferred Income Taxes (Benefit)
Federal	(38)	107
State	(4)	14
Total Deferred Income Taxes	(42)	121

Total Provision for Income Taxes	$502	$318

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2019	2018
Deferred Tax Assets
Allowance for loan losses	$617	$577
Deferred compensation	121	121
Non-accrual interest	5	18
Purchase accounting	7	18
Equity compensation	23	4
Unrealized loss on available for sale securities	—	219
Charitable contribution carryforward	132	191
Other	46	10
Deferred Tax Assets	$951	$1,158

Deferred Tax Liabilities
Depreciation and amortization	(50)	(73)
FHLB stock	(23)	(30)
Unrealized gain on available for sale securities	(127)	—
Deferred Tax Liabilities	$(200)	$(103)

Net Deferred Tax Asset	$751	$1,055

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes follows:

	Years ended December 31,
	2019		2018
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$432	21.0%	$289	21.0%
Adjustments for
Tax exempt interest on municipal obligations	(5)	(0.2)%	(10)	(0.7)%
State income taxes, net of federal income tax benefit	122	5.9%	75	5.5%
Increase in CSV of life insurance	(46)	(2.2)%	(41)	(3.0)%
Other	(1)	(0.1)%	5	0.3%
Provision for income taxes	$502	24.4%	$318	23.1%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2015.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 11 - Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at December 31, 2019.

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

The contract amounts of credit-related financial instruments at December 31, 2019 and 2018 are summarized below:

	Notional Amount
	2019	2018
Unused lines of credit
Fixed	14,902	7,467
Variable	3,770	11,307
Undisbursed portion of loan proceeds	2,194	5,890
Standby letters of credit, variable	993	1,277

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

The Company sells loans to investors and does not retain servicing responsibilities. Upon sale, the risk of credit loss is passed to the investor, unless the loan is sold with recourse. For loans sold without recourse, the Company does not retain the risk of loss should a loan, previously sold, go into default, unless it is determined that such loan was not within the agreed-upon underwriting guidelines due to negligence on the part of the Company or fraud on the part of the borrower. Such risk retention is standard within the mortgage banking industry. The Company’s exposure relating to the fair value of the representations and warranties and other recourse obligations is not material. The Company is contingently liable in the amount of $7,679 relating to loans sold with recourse at December 31, 2019 and $5,370 as of December 31, 2018. All recourse provisions expire within four months from when the loan is sold.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

NOTE 13 – Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2019	2018

Beginning balance	$6,825	$6,697
Adjustments for changes in directors and executive officers	—	—
New loans	1,641	2,121
Less: Participations sold	(4,779)	(310)
Repayments	(72)	(1,683)

Ending balance	$3,615	$6,825

Deposits from directors, executive officers, and their affiliates totaled $1,546 and $3,467 at December 31, 2019 and 2018, respectively.

The Company utilizes the services of a law firm in which one of the Company’s directors is a partner. Fees paid to the firm were $6 and $11 during the years ended 2019 and 2018, respectively. The Company also has an operating lease with the law firm for office space through 2020. Rent paid in 2019 and 2018 pertaining to this lease was $28 and $28, respectively.

NOTE 14 – Foreclosed Assets

Foreclosed assets consists of one owner-occupied one-to-four family property as of December 31, 2019 totaling $84 and one foreclosed owner-occupied one-to-four family property totaling $69 at December 31, 2018. Residential real estate loans that are in the process of foreclosure totaled $347 and $0 at December 31, 2019 and 2018, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2019
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$958	$—	$958
Obligations of states and political subdivisions	—	8,605	—	8,605
Mortgage-backed securities	—	35,482	—	35,482
Certificates of deposit	—	1,017	—	1,017
Corporate debt securities	—	2,117	—	2,117
Total	$—	$48,179	$—	$48,179

As of December 31, 2018
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,307	$—	$1,307
Obligations of states and political subdivisions	—	8,295	—	8,295
Mortgage-backed securities	—	28,536	—	28,536
Certificates of deposit	—	1,446	—	1,446
Corporate debt securities	—	4,167	—	4,167
Total	$—	$43,751	$—	$43,751

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2019
Assets:
Loans	$897	$—	$—	$897
Foreclosed assets	84	—	—	84

As of December 31, 2018
Assets:
Foreclosed assets	$69	$—	$—	$69

Loans with a carrying amount of $1,132 were considered impaired and were written down to their estimated fair value of $897 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $235 as of December 31, 2019. There were no loans recognized at fair value as of December 31, 2018.

Foreclosed assets with a carrying amount of $84 and $69 were determined to be at their fair value as of December 31, 2019 and December 31, 2018, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of December 31, 2019
Loans	$897	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$84	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2018
Foreclosed assets	$69	Market and/or income approach	Management discount on appraised values	10%	-	20%

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The carrying value and estimated fair value of financial instruments as of December 31, 2019 and 2018 follow:

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,377	$39,377	$—	$—
Available for sale securities	48,179	—	48,179	—
Loans held for sale	200	—	200	—
Loans	189,291	—	—	190,561
Accrued interest receivable	725	725	—	—
Cash value of life insurance	7,068	—	—	7,068
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	217,252	150,024	—	67,391
Advance payments by borrowers for taxes and insurance	46	46	—	—
FHLB advances	11,500	—	—	11,509
Accrued interest payable	51	51	—	—

	December 31, 2018
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$—	$—
Available for sale securities	43,751	—	43,751	—
Loans held for sale	679	—	679	—
Loans	198,694	—	—	199,048
Accrued interest receivable	768	768	—	—
Cash value of life insurance	7,007	—	—	7,007
Other equity investments	739	—	—	739

Financial liabilities:
Deposits	183,205	95,067	—	87,531
Advance payments by borrowers for taxes and insurance	55	55	—	—
FHLB advances	17,750	—	—	17,505
Accrued interest payable	70	70	—	—

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

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2019, that the Bank meet all applicable capital adequacy requirements.

As of December 31, 2019, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2019 that management believes have changed the category.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The Bank’s actual capital amounts and ratios are presented in the following tables:

			For Capital Adequacy		To Be Well Capitalized
	Actual		Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
First Federal Bank of Wisconsin
Leverage (Tier 1)	$50,446	19.4%	$10,400	4.0%	$13,000	5.0%
Risk Based:
Common Tier 1	50,446	23.7	9,591	4.5	13,854	6.5
Tier 1	50,446	23.7	12,788	6.0	17,051	8.0
Total	52,710	24.7	17,051	8.0	21,313	10.0

December 31, 2018:
First Federal Bank of Wisconsin
Leverage (Tier 1)	$48,502	18.4%	$10,542	4.0%	$13,178	5.0%
Risk Based:
Common Tier 1	48,502	23.7	9,209	4.5	13,302	6.5
Tier 1	48,502	23.7	12,279	6.0	16,372	8.0
Total	50,620	24.7	16,372	8.0	20,465	10.0

NOTE 17 – Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $161 and accumulated amortization of $90 at December 31, 2019. The core deposit premium intangible asset had a gross carrying amount of $161 and accumulated amortization of $74 at December 31, 2018. Aggregate amortization expense for the years ended December 31, 2019 and 2018 was $16 and $16.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years. The projections of amortization expense are based on existing asset balances:

As of December
31, 2019
2020	16
2021	16
2022	16
2023	16
2024	7

NOTE 18 – Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements was $446 at December 31, 2019 and $443 at December 31, 2018. The amount charged to operations was $53 and $52 for the twelve months ended December 31, 2019 and 2018, respectively.

In addition, the Company is party to a life insurance agreement with an executive officer pursuant to which the Company has purchased a life insurance policy on the executive officer’s life. Under the agreement, the beneficiary is entitled to a death benefit paid by the insurer from the policy proceeds equal to $85. At December 31, 2019, the cash surrender value of this policy was $259.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended December 31, 2019 and 2018,  12,960 shares were committed to be released. During the year ended December 31, 2019 the average fair value per share of stock was $10.62 resulting in total ESOP compensation expense of $138 for the year ended December 31, 2019. During the year ended December 31, 2018 the average fair value per share of stock was $11.03 resulting in total ESOP compensation expense of $143 for the year ended December 31, 2018. The ESOP shares as of December 31 were as follows:

	2019	2018
Shares allocated to active participants	15,907	2,947
Shares committed to be released and allocated to participants	12,960	12,960
Total unallocated shares	230,343	243,303
Total ESOP shares	259,210	259,210
Fair value of unallocated shares (based on $11.55 and $10.03 share price at December 31, 2019 and 2018, respectively)	$2,660	$2,440

NOTE 20 - Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Total cost of stock grant plan during the year	$196	$11
Total cost of stock option plan during the year	142	7
Total cost of share-based payment plans during the year	$338	$18

Amount of related income tax benefit recognized in income	$91	$5

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 129,605 restricted stock awards and up to 324,012 stock options. As of December 31, 2019 there were 35,363 restricted stock awards and 101,923 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10‑year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

The following table summarizes stock options activity for the years ended December 31, 2019 and 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	thousands)
Options outstanding as of December 31, 2018	192,089	$10.81
Granted	30,000	10.64
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of December 31, 2019	222,089	$10.79	9.01	$169,446
Options exercisable as of December 31, 2019	38,414	$10.81	8.95	$28,426

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	thousands)
Options outstanding as of December 31, 2017	—	$—
Granted	192,089	10.81
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of December 31, 2018	192,089	$10.81	9.95	$—
Options exercisable as of December 31, 2018	—	$—	—	$—

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Since the Company does not have sufficient historical fair value estimates of its stock, the Company calculates expected volatility using the historical volatility of the Dow Jones U.S. Financial Services Index. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Nonvested options outstanding as of December 31, 2018	192,089	$3.40
Granted	30,000	2.90
Vested	(38,414)	3.40
Forfeited	—	—
Options outstanding as of December 31, 2019	183,675	$3.32

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Nonvested options outstanding as of December 31, 2017	—	$—
Granted	192,089	3.40
Exercised	—	—
Forfeited	—	—
Options outstanding as of December 31, 2018	192,089	$3.40

The following assumptions were used for options granted during the year ended December 31, 2019:

For the Year Ended
December 31,
2019
Risk-free interest rate	2.30%
Expected volatility	18.38%
Expected dividend yield	0%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.90

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

The following is a summary of changes in restricted shares for the year ended December 31, 2019 and 2018:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested shares outstanding as of December 31, 2018	84,242	$10.82
Granted	10,000	10.64
Vested	(16,842)	10.82
Forfeited	—	—
Shares outstanding as of December 31, 2019	77,400	$10.79

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested shares outstanding as of December 31, 2017	—	$—
Granted	84,242	10.82
Exercised	—	—
Forfeited	—	—
Shares outstanding as of December 31, 2018	84,242	$10.82

As of December 31, 2019, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At December 31, 2019, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.5 years.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)

NOTE 21 – Subsequent Events

FFBW, Inc. (“New FFBW”), a Maryland corporation that was organized in September 2019, is a savings and loan holding headquartered in Waukesha, Wisconsin. New FFBW was formed to be the successor to the Company upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. In conjunction with the Conversion, the MHC and the Company merged into New FFBW. The Conversion was completed on January 16, 2020. In the Conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $41.5 million, and issued 3,436,430 shares of common stock in exchange for the shares of common stock of Old FFBW owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Other than as set forth above, no subsequent event disclosure or financial statement impacts to these financial statements are required as of March 25, 2020

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: March 25, 2020	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward H. Schaefer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2020
Edward H. Schaefer

/s/ Nikola B. Schaumberg	Principal Financial Officer (Principal Financial and Accounting Officer)	March 25, 2020
Nikola B. Schaumberg

/s/ James A. Tarantino	Chairman of the Board	March 25, 2020
James A. Tarantino

/s/ Kathryn Gutenkunst	Director	March 25, 2020
Kathryn Gutenkunst

/s/ Stephen W. Johnson	Director	March 25, 2020
Stephen W. Johnson

/s/ Thomas C. Martin	Director	March 25, 2020
Thomas C. Martin

/s/ Thomas L. McKeever	Director	March 25, 2020
Thomas L. McKeever

/s/ Michael J. Pjevach	Director	March 25, 2020
Michael J. Pjevach

/s/ Jose A. Olivieri	Director	March 25, 2020
Jose A. Olivieri

/s/ Christine A. Specht	Director	March 25, 2020
Christine A. Specht